Form 10-K
period 2018-12-31
Sky Wolf Wind Turbine Corp
filed 2019-04-01
CIK 1525874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 000-56005

SKYWOLF WIND TURBINE CORP.

(Exact name of registrant as specified in its charter)

New York	80-0631209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

156 Court Street

Geneseo, NY 14454

(Address of principal executive offices)

Issuer’s telephone number: (585) 447-9135

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

At April 1, 2019, there were 80,788,958 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company,” “our company” and “SkyWolf” refer to SkyWolf Wind Turbine Corp. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Corporate History and General Information

SkyWolf Wind Turbine Corp. (the “Company” or “SkyWolf”) was incorporated under the laws of the State of New York on August 3, 2010 and was formerly known as Brock Renewable Energy Research & Development Corporation. The Company is the designer, manufacturer, and supplier of a patented Solar Hybrid Diffused Augmented Wind Turbine aka “The Hybrid,” which uses wind and solar energy sources combined in one unit. The Company currently has six full-time employees/consultants along with several independent sales representatives. The manufacturing facility and administrative offices are located in a single 5,000 sq. ft. building where products are developed, manufactured, marketed and sold along with feasibility studies which are conducted to determine optimum site location.

The Company is located at 156 Court Street, Geneseo, New York 14454. The Company’s main phone number is (585) 447-9135. The Company’s website is www.skywolfwindturbines.com. The Company’s fiscal year end is December 31. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership or any similar proceedings.

Summary of the Business and Operations

Company Introduction

SkyWolf sells a patented Solar Hybrid Wind Turbine which is designed to extract energy from both wind and sun simultaneously, or individually depending on which energy source is available. In addition, installation typically requires what we believe to be a relatively small footprint and only local building permits. We believe that our Hybrid’s technology will be useful for homeowners, farmers, municipalities, colleges, mini-grids, prisons, airports, commercial properties and undeveloped countries that require low cost sources of energy.

The Solar Hybrid Diffused Augmented Wind Turbine on Site

Recent Developments

The Company’s Registration Statement on Form S-1, whereby the Company registered 1,500,000 shares of its common stock in a direct offering by the Company at an offering price that has yet to be determined, but is estimated to be at a singular price located between $3.50 – $5.00 per Share, was declared effective on November 9, 2018. To date, the Company has not sold any shares offered under the referenced Registration Statement.

Business and Market Summary

SkyWolf is the designer, manufacturer, and supplier of a patented Solar Hybrid Diffused Augmented Wind Turbine aka “The Hybrid”, which uses wind and solar energy sources combined in one unit, which we believe gives SkyWolf a distinct advantage in the renewable energy market by harnessing wind and solar energy simultaneously. Each Hybrid unit comes with a complete integrated system that captures, converts, and monitors wind and solar energy production which can be grid-tied or connected into a battery based system (off-grid). We believe that the distinct properties of the Hybrid gives consumers an alternative to larger and less efficient wind turbines and/or over-sized solar arrays. We believe that the added benefit of solar panels incorporated into our hybrid design allows the generation of power over a broader range of conditions than if only wind or only solar energy was harnessed exclusively. The Company has already secured sales in New York State, in both the agricultural and residential markets, and is in negotiations to sell its Hybrids to customers located in South East Asia, South America, South Africa, Mexico and Europe. We believe that SkyWolf’s design addresses the pitfalls and limitations of conventional wind turbines. Specifically, we believe that consumers with extremely rural or difficult sites or a varied mix of Solar/Wind energy access will greatly benefit from our Hybrid design.

We believe that SkyWolf’s Hybrid improves upon the small to medium sized wind turbine of its competitors for the reasons listed below:

•	SkyWolf’s Hybrid is only 32’ tall as compared to the 100’ height that is typical of its competitors’ turbines.

o	No FAA permit is required for SkyWolf’s Hybrid, installation typically requires only a normal building permit.

o	SkyWolf only requires a 100 ft2 footprint, instead of a 43,560 ft2 (1.00 Acre) footprint required for conventional wind turbines.

•	SkyWolf’s Hybrid’s fan blades are enclosed in a shroud which is designed to:

o	Substantially reduce noise.

o	Reduce sun flutter from large rotating blades.

o	Reduce the possibility of ice flying off fan blades and causing injury.

o	Reduce incidences of bird deaths.

•	We believe that SkyWolf’s Hybrid would increase efficiency relative to conventional wind turbines because:

o	It is designed to expand the operational wind speed range from 6 - 31 mph to 5 - 60 mph.

o	It is designed to extract significantly more power out of wind to make it much more affordable.

o	Adding Solar expands the number of usable sites and increases energy output.

The Business: Wind-Solar Hybrid Turbines for Renewable Energy Generation

According to the U.S. Energy Information Administration, renewables garnered more than $44 billion is U.S. investment in 2015. We believe that the volatility of fossil fuel prices combined with negative environmental effects caused by pollution have spurred the development of a substantial market for solar and wind renewable energy and that the negative effects of pollution coupled with fluctuating costs and uncertain supply associated with the generation of energy from fossil fuel sources has increased the demand for renewable energy sources.

We believe that one of the concerns with renewable energy is the low efficiency associated with converting to electrical power. We believe that solar panels could be utilized but the size of land area required to produce sufficient energy output is extremely large. Conventional wind turbines have been developed as an alternative, but the expansive footprint required by conventional wind turbines designs, as high as 100 to 400 feet with large rotor diameters up to 35 feet, require extensive installation costs as compared to our Hybrid. In contrast, our Hybrid requires a much smaller footprint. We believe that the reduction in size and increase in efficiency of SkyWolf’s Hybrid mitigates problems associated with conventional wind turbines, such as visual effects, noise, bird deaths and cost. We believe that SkyWolf's design opens up the market to residential areas, small businesses, farms, schools and municipalities.

We are currently in the market commercialization and business development phase of our product where we are executing market strategies and commercialization by attending key conferences and tradeshows sponsored by New York Power Authority (NYPA) and SUNY Sustainability as well as advertising in the New York State Association Counties (NYSAC) magazine. As new orders are secured, we believe that expansion will require additional staff resources and additional facility site. We intend to participate in several government programs to off-set this expansion cost and effectively assist our growth. We will rely on New York State’s (NYS) Clean Energy Standard (CES), which requires that 50 percent of New York's electricity come from renewable energy sources such as solar and wind by 2030, and NYS Executive Order 88, which requires certain NYS agencies and departments to reduce the average energy use intensity (EUI) in NYS -owned buildings by at least 20% by April 1, 2020, as a means to generate revenue from potential sales to NYS governmental entities.

Further, federal and state governmental sources provide various grants, tax abatements, and depreciation programs, which we believe will facilitate our growth. For example, federal tax incentives include the Dept. of Energy (DOE) Renewable Electricity Production Tax Credit (PTC), Business Energy Investment Tax Credit (ITC), and the Modified Accelerated Cost Recovery System (MACRS) Depreciation are expected to induce customers to purchase our Hybrid renewable energy product because of the tax advantages they grant to the purchasers of our products. New York State tax incentives include the Residential Property Tax Incentive Improvements, which is similarly expected to induce customers to purchase our Hybrid renewable energy product because of the tax advantages it grants to the purchasers of our products. Further, grant programs administered by NYSERDA, such as Clean Energy Communities Program Municipality Grants (NYSERDA PON 3298), enable municipalities to obtain funding for renewable energy projects, which we believe would benefit our business.

We also intend to obtain a CE marking for use in the European marketplace. CE marking is mandated for sale of certain goods and products in this region as part of the European Union’s harmonizing directives. Most new products placed on the European market must be CE marked. This includes products which are "new" to Europe, that are secondhand products from outside Europe and which are put into service or placed on the market in Europe for the first time, and existing products which are so substantially modified as to be considered "new.”

We also intend to obtain certification from the Small Wind Certification Council (SWCC). SWCC Certification enables consumer comparison of the wide variety of wind turbine products on the market. Funding agencies and utilities will gain greater confidence that distributed wind turbines installed with public assistance have been tested for safety, function, performance and durability and meet requirements of consensus standards. Certification can help prevent unethical marketing and false claims, thereby ensuring consumer protection and industry credibility.

Our Products: Solar Hybrid Wind Diffused Augmented Wind Turbine

 The basic premise of a wind turbine is to extract energy out of airflow which is created by the unequal heating of the earth. Wind turbines convert the kinetic energy from wind into mechanical power that runs a generator. When wind blows past a turbine, the blades capture energy and rotate. This rotation triggers an internal shaft to spin, which is connected to a gearbox that is connected to a generator ultimately producing electricity.

The SkyWolf Hybrid model has six turbine blades mounted for rotation about a longitudinal axis on a rotating hub. Ideally, the blade length will extend almost all the way to the inner side of the front diffuser, which surrounds the blades. The shape is conical and has an upstream and downstream opening. A backside section extends from the front diffuser and is used to assemble the parts used to enhance airflow. Because the plates are discontinuous, there are gaps between adjacent plates. Consequently, the air exiting the downstream opening and air moving through the axial air passage under the plates are mixed and a portion of the mixed air exits through the gaps. Pulling air outward from the interior airflow path reduces pressure behind the rotor blades which increases air flow and enhances the extraction of kinetic energy from the air path. The plates are tilted away from the axis of rotation of the blades which allows the wind turbine to turn into the direction of the wind and helps boost extraction efficiency. In order to fully optimize the extraction of wind energy, a special rotor blade was designed specifically for SkyWolf's wind turbine. Each blade design option (2, 3, 4, 5, 6, 7 & 8 blades) was methodically tested utilizing a Campbell Scientific CR800 data logger with a certified AWEA Anemometer before establishing 6 blades was the optimum design for our wind turbine.

Prototype Diffused Augmented Wind Turbine Design

In 2013, the idea and design to include solar panels in replacement of the directional plates optimized the ability to capture both wind and solar renewable energies. This break-through in design led to the introduction in late 2014 of eight bi-facial solar panels to give us our current SkyWolf Solar Hybrid Diffused Augmented Wind Turbine (aka HDAWT or Hybrid) model.

Current Solar Hybrid Diffused Augmented Wind Turbine (HDAWT) Design

In order to fully optimize the extraction of kinetic energy from wind, SkyWolf has designed four critical parts listed below that operate as a single, highly efficient system:

•	The forward Diffuser made from polypropylene w/woven glass fiber, channels the air flow into the specially designed light weight cast aluminum turbine blades and augments the wind through the bifacial solar panels that allow for rotation at speeds as low as 5 mph and up to 60 mph;

•	A carbon steel housing Pivot Hub with tempered steel pivot shaft, and heavy duty conical roller bearings (greased) constantly positions the turbine in the head wind;

•	The addition of eight bi-facial solar panels collects solar energy on both surfaces while continuously aligning turbine with head wind; and

•	The attached back section incorporates a design that pulls additional air away from the interior air path and prevents a stall point so air can flow freely.

The Hybrid has been designed as a simple, modular system which is shipped in 20’ ocean freight containers directly to the job-site eliminating the need for expensive, temporary storage. The product is listed under NAIC 221115 and SIC 3511.

Each unit includes control panels used to capture the electrical energy produced, interface with AC, invert DC to AC, tie it into the grid, provide safety control, and continually monitor the wind turbine at the site. A typical control panel layout is depicted below:

CONTROL PANEL

Conventional wind turbines extract usable power in the range of 6 to 31 mph, while SkyWolf's range is 5 - 60 mph, which creates a significant increase in total output power. Because SkyWolf’s Hybrid is designed to be more efficient at extracting power from wind than larger conventional wind turbines, we believe that SkyWolf’s product does not have the limitations experienced by traditionally designed wind turbines by producing usable power over the entire range of 5-60 mph.

Intellectual Property and Patents Awarded

SkyWolf holds the following patents which have been issued by the U.S. Patent and Trademark Office (USPTO):

•	“High efficiency wind turbine having increased laminar air flow,” US 8,672,624 B2, issued March 18, 2014. This patent has an expiration date of April 13, 2032.

•	“Multiple mixing internal external fluid driven high efficiency wind turbine having reduced downstream pressure,” US 8,721,279 B2, issued May 13, 2014. This patent has an expiration date of September 10, 2032.

•	“High efficiency wind turbine including photovoltaic cells,” US 8,851,836 B2, issued October 7, 2014. This patent has an expiration date of February 19, 2032.

•	“Housing for a high efficiency wind turbine,” US 9,322,391 B2, issued April 26, 2016. This patent has an expiration date of August 15, 2033.

SkyWolf also has the following patent pending:

•	“Multiple mixing internal external fluid driven high efficiency wind turbine having reduced downstream pressure,” International Patent Application US2012/033862, receipt date April 17, 2012.

The Marketplace

We believe that the capacity for alternative energy has been growing at a significant rate. According to the 2017 Market Report released by the American Wind Energy Association (AWEA), the global wind energy industry installed 52 gigawatts (GW) of new wind capacity in 2017. The U.S. hosted 13% of new wind power capacity installed in 2017 and is second in the world in terms of both installed wind power capacity and wind energy generation. There are now 540 GW of wind power capacity operating around the world.

Wind energy provided 254 million megawatt-hours (MWh) of generation to the U.S. grid in 2017, supplying 6.3% of America’s electricity. The impact is more pronounced at the state level—wind energy now delivers over 30% of the electricity produced in Iowa, Kansas, Oklahoma, and South Dakota. Nationally, 14 states generate more than 10% of their electricity from wind.

Wind projects or wind-related manufacturing facilities are present in all 50 states, plus Guam and Puerto Rico. Today, there are over 500 wind-related manufacturing facilities producing components for the wind industry, fueling a domestic manufacturing sector that supports over 23,000 U.S. factory jobs.

The U.S. wind industry continues to be a growth sector—growing nearly 9% in 2017 as developers added 7,017 megawatts (MW) of new wind power capacity. There are just under 54,000 wind turbines with a combined capacity of 88,973 MW operating in 41 states, Guam, and Puerto Rico. That is enough capacity to power 27 million American homes.

Utilities are investing more in wind than ever before—signing contracts for over 3,300 MW and announcing plans to own and operate 5,500 MW of wind power capacity in 2017 alone. In total, there are 8,400 MW of wind power being developed or constructed under utility ownership. Name brand corporations and other non-utility purchasers are also continuing to invest heavily in wind energy. In 2017, non-utility purchasers signed 23 contracts for wind energy totaling more than 2,000 MW. Overall, non-utility purchasers have procured more than 9,100 MW of wind power. In doing so, companies cite falling costs and stable, long-term prices as driving factors.

Over the past decade, U.S. wind power capacity has more than tripled, and today it is the largest source of renewable generating capacity in America. Across the country, wind represents 25 percent of power capacity added over the last five years. In the strongest wind resource regions—the Midwest, Plains, and Texas—wind power delivered an even larger share of all new electric generating capacity.

The Company’s Presence in the Market

As part of our initial commercialization strategy, our early target markets include customers located in New York State, specifically governmental entities acting in compliance with New York State Clean Energy Standard and Executive Order (EO) 88, customers in the Finger Lakes region and customers in the international market. We will focus on the market segment for wind turbines under 100 kWs. This market is primarily defined by units that range in size from 3 to 20 kWs, which apply to both residential and commercial customers. Both of these groups are generally grid-tied to the local utility which gives them the ability to sell their excess power when supply exceeds demand. Specifically, potential markets are: farms, government buildings, secondary schools, colleges, commercial buildings, RV parks, marinas, municipalities, military installations and residential customers. We believe that this segment represents a great business opportunity and largely untapped market since growth has been hampered by the limitations of conventional wind turbine designs.

Our market strategy seeks to expand operations by focusing on firms looking to develop their energy needs and obtain compliance with the New York State Clean Energy Standard and New York State Executive Order 88. We will rely on New York State’s (NYS) Clean Energy Standard (CES), which requires that 50 percent of New York's electricity come from renewable energy sources such as solar and wind by 2030, and NYS Executive Order 88, which requires certain NYS agencies and departments to reduce the average energy use intensity (EUI) in NYS -owned buildings by at least 20% by April 1, 2020, as a means to generate revenue from potential sales to NYS governmental entities.

Since the implementation of Executive Order 88, SkyWolf has aggressively started to market and exhibit their product at several core tactical marketing conferences, which include the SUNY 2015 Sustainability Conference, the New York Power 2015 Innovators Summit, and the 2016 NYSAC Legislative Conference. Through this activity, we have visited and conducted a site analysis of NYS Corrections Facility for the placement of several Hybrids and submitted a feasibility proposal to be an energy solution provider to all the correctional facilities in NYS. In addition, we are in discussions with New York State Office of Parks, Recreation, and Historic Preservation Department for the potential installation of our products in over 4,000 buildings owned and managed by the department. To date, the Company has not completed sales to any New York State governmental entities. The potential customer relationships described herein are still in the preliminary negotiations phase and it is not clear whether any of our competitors are also being considered for these projects.

In addition to soliciting customers in New York State, the Company has been engaged in negotiations to sell its Hybrids to customers in international markets, with a focus on developing countries. We believe that our Hybrids would be attractive to customers in developing countries due to their relatively compact size, ease of assembly and the dual combination of wind plus solar energy generation capacity.

Current Commitments

On February 11, 2019, SkyWolf Wind Turbine Corp. (the “Company”) received a non-binding letter of intent (the “Gr8 Seas LOI”) from Gr8 Seas Holdings, Inc. (“Gr8 Seas”) whereby Gr8 Seas indicated its intent to purchase a total of 500 units of the Company’s DAWT hybrid wind turbines over a period of 18 months in exchange for an estimated aggregate purchase price of $17,500,000. It is anticipated that Gr8t Seas and the Company shall enter into definitive agreements within the next 90 days for the referenced purchase and sale of the Company’s DAWT hybrid wind turbines and that Gr8t Seas shall provide payment for up to 50% of the estimated costs at that time.

On December 28, 2016, the Company entered into a Memorandum of Understanding (MOU) with Ferchale Trading SAC to represent SkyWolf Solar Hybrid Wind Turbine products in the territory of Peru, Chile, and Bolivia. Ferchale Trading specializes in electric energy infrastructure in the mining, textile, and petrochemical industries. They have extensive contacts with the Peruvian Government Energy and Mining Board, and utility companies. This agreement has allowed the Company to meet and visit several potential customers, utility providers, and the Peruvian Engineering Board to supply turbines for utility and mining companies, government institutions, and buildings. Lima is a city of approximately 9 million people in the country of Peru which has a total population of 30 million and provides energy by Diesel and Hydro Electric means and only reaches 20 to 30% of the population. Recently, Peruvian Government Legislation #1002, 2008 enacted a diverse energy mix to increase renewables in the country.

The Company has also submitted a feasibility proposal to the Watertown Correctional Facility New York State Department of Corrections Community Service (DOCCS). Further, our Solar Hybrid DAWTs are being considered for all 54 correctional facilities in New York State upon approval of a comprehensive energy audit by Wendel Engineering.

Product Development

The design and testing for the current 3.5kW Solar Hybrid (HDAWT) is complete and the Company is in the design phase for releasing an additional model which features a 5.0kW generator. Design and testing of the larger size unit are proceeding and the extent of design changes are expected to be minimal. Consequentially, the Company expects this model to be available later this year. The Company believes that by introducing a larger scale model of the Hybrid, it will be well positioned to expand sales into market segments requiring more energy.

Pricing

The Company anticipates offering its products at an average sales price of $45,000 in quantities of 1-10, which we believe is a market-competitive price. Quantity discounts are available for 11- 30 and 30+ size orders. Given the small physical size, efficient energy output and ease of installation (with no additional guide wires), we believe that our products are competitive with other turbines within the small to medium wind turbine sector. However, as sales volumes increase, cost savings of 15% - 20% will be anticipated and passed on to customers through price reductions, which we believe will stimulate sales.

Competition

Although there are several wind turbine manufacturers, we currently compete within the small to medium wind turbine sector. The small wind turbine sector is defined as electricity-producing wind turbines with a swept area up to 200 m2 while the medium wind turbine sector is defined as electricity-producing wind turbines with a swept area greater than200 m2 and less than 1,000 m2. Although our primary competition is in the small 3kW-20kW market there are times when we will compete with the larger turbine manufacturers (GE, Siemens) particularly in the International and National markets. The small to medium wind turbine sector we compete within includes Bergey, Eocycle, and Kingspan. However, other than our Hybrid, there is no other competing technology in the world that combines both wind and solar in one turbine giving us a very distinctive advantage.

The following is a list of companies that may directly compete with SkyWolf for the 3-20kW market.

Manufacturer

A&C Green Energy
Bergey Windpower
Eocycle
Endurance
Evancewind
Evergate
Fortis Wind Energy
Hummer Wind
Kingspan
Pac-Wind
Raum Energy
ReDriven Power
Renewegy LLC
Superwind
TechnoSpin Inc.
Ventera Energy Inc.
WePOWER
Wind Energy Solutions BV
Xzeres

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. Currently, several strategic partnerships include our solar panel and turbine generator suppliers as well as engineering and consulting firms. These relationships provide critical services and products that assist SkyWolf with proposals and solutions that help secure business. The Company has no existing long term agreements in place with such suppliers, transactions with such suppliers are conducted through purchase orders on an as needed basis. Some of the other partnerships and industry collaboration include but are not limited to:

Sunpreme Solar

Sunpreme Solar, located in Sunnyvale, CA, is the Company’s provider of solar panels. Sunpreme is an eight year old Company rapidly transitioning from a start-up to a growth phase global enterprise. Sunpreme’s R&D Center is located in Sunnyvale, CA to drive a constant stream of technology innovations for a multi-generational roadmap. Sunpreme also has a fully functional, state-of-the-art integrated HCT cell production line in Jiaxing, near Shanghai in China. These cells are packaged in thin- profile double glass panels which have been successfully deployed in 24 countries around the world.

Jiangsu Naier Wind Power Technology Development Co., Ltd.

Jiangsu Naier Wind Power Technology Development Co.,Ltd., based in China, is the supplier of the Company’s turbine generators.

Marathon Engineering

Marathon Engineering is a Civil engineering design company located in Rochester, NY and performs site engineering services for single residential site plans to large scale institutional, commercial, and industrial developments.

Energy Concepts

Energy Concepts, located in Rochester, NY, provides mechanical, HVAC, electrical, plumbing and energy conservation design services for all types of buildings. They do this throughout the northeast, for a variety of clients using various methods for implementation. They have a reputation for innovation, integrity, performance, quality, and loyalty to their clients.

ABB Ltd.

ABB, located in Switzerland, provides power and automation technologies for utility and industrial customers worldwide. It was founded in 1883 with headquarters in Zurich, Switzerland. With 41B in sales and 144,000 employees, it has a major presence throughout the world. The Process Automation Control Systems - Electrical Integrated Solutions Division has a major presence in the renewal energy arena providing control and measurement equipment throughout the industry including the wind energy sector. ABB is a supplier of several components for the SkyWolf Hybrid and offers technology partnership and engineering support and collaboration with several customer proposals.

Operations

The Company currently has six full-time employees, not including independent sales consultants. The Company is currently located in a 5,000 sq. ft. building in Geneseo, NY which houses the Company’s administrative offices and manufacturing facility. The Company develops, markets, sells, manufactures and ships its wind turbine products from this facility. The Company also offers field service support and installation training. The Company offers a 20-year limited warranty with respect to the turbines that it plans to sell. The Company also offers and performs Feasibility Studies to determine energy use and optimum site location.

With the completion of design and testing of the Hybrid, SkyWolf is conducting operations to implement our commercial market strategies. Additional sales channels are being developed as the Company grows. Some additional independent representatives have been added, notably in South East Asia, Europe, South America and pending in Africa, Australia, Mexico, Caribbean, and the Middle East. We are also partnering with Empire State Development (ESD) to assist us with Global New York (http://global.ny.gov/) grant applications to expand our sales channels both domestically and internationally. The Hybrid represents a High Tech commercial product that is sold typically through a solicitation or procurement by a State of Work (SOW) or Request for Proposals (RFP) from larger institutions.

Sales and Marketing

The Company has executed its initial market commercialization strategies in advertising and marketing. However, since the primary focus of the Company since inception has been to obtain all of the primary patents and finalize a design, the current marketing strategy continues to evolve as products enter the marketplace. Our initial sales channel will be direct sales and through targeted tradeshows and industry conferences. Additional sales engineers and market managers will be hired to target these specific market segments and territories. Therefore, the Company has identified and obtained key independent representation with pre-existing contacts in globally expanding markets that desperately need renewable energy. The Company will monitor initial sales ensuring a smooth transition into the market has been established before implementing the full sales plan.

The commercial launch of SkyWolf’s Hybrid began with a review and research of impacting energy associations, conferences, municipal partners, tradeshows, and government agencies that impact, monitor, or utilize renewable energy technologies. To introduce and increase our product exposure we have elected to participate, attend, and partner with several targeted organizations.

Equipment Financing

The Company has no existing equipment financing arrangements.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

THE COMPANY

Background

SkyWolf Wind Turbine Corp. (the “Company” or “SkyWolf”) was incorporated under the laws of the State of New York on August 3, 2010 and was formerly known as Brock Renewable Energy Research & Development Corporation. The Company is the designer, manufacturer, and supplier of a patented Solar Hybrid Diffused Augmented Wind Turbine aka “The Hybrid,” which uses wind and solar energy sources combined in one unit. The Company currently has six full-time employees/consultants along with several independent sales representatives. The manufacturing facility and administrative offices are located in a single 5,000 sq. ft. building where products are developed, manufactured, marketed and sold along with feasibility studies which are conducted to determine optimum site location.

The Company is located at 156 Court Street, Geneseo, New York 14454. The Company’s main phone number is (585) 447-9135. The Company’s website is www.skywolfwindturbines.com. The Company’s fiscal year end is December 31. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership or any similar proceedings.

Intellectual Property

SkyWolf holds the following patents which have been issued by the U.S. Patent and Trademark Office (USPTO):

•	“High efficiency wind turbine having increased laminar air flow,” US 8,672,624 B2, issued March 18, 2014. This patent has an expiration date of April 13, 2032.

•	“Multiple mixing internal external fluid driven high efficiency wind turbine having reduced downstream pressure,” US 8,721,279 B2, issued May 13, 2014. This patent has an expiration date of September 10, 2032.

•	“High efficiency wind turbine including photovoltaic cells,” US 8,851,836 B2, issued October 7, 2014. This patent has an expiration date of February 19, 2032.

•	“Housing for a high efficiency wind turbine,” US 9,322,391 B2, issued April 26, 2016. This patent has an expiration date of August 15, 2033.

SkyWolf also has the following patent pending:

•	“Multiple mixing internal external fluid driven high efficiency wind turbine having reduced downstream pressure,” International Patent Application US2012/033862, receipt date April 17, 2012.

Research and Development

In 2018 and 2017, the Company spent $0 and $0 in research and development expenses, respectively.

Employees

Currently, the Company has six employees. We have an employment agreement with Mr. Paul Morrell, our Vice President of Business Development. No other employees have employment agreements with the Company.

Property

The Company does not currently own any real property. The Company is a party to a month to month lease agreement regarding the rental of 5,000 square feet of space in Geneseo, New York. The monthly rent under the agreement is $1,500 per month.

Subsidiaries

The Company has no subsidiaries.

Emerging Growth Company

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things: Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies; Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934; Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings; Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and Exemption from registration by a non-reporting company offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and such sales are exempt from state law registration, documentation or offering requirements. In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,
(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;
(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or
(iv)	the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The Company meets the definition of an emerging growth company and will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below. Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company.

Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act § 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Legal Proceedings

There are no pending, threatened or actual legal proceedings in which the Company is a party.

Reports to Security Holders

In November 2018, the Company filed a Form 8-A general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001525874.

PLAN OF OPERATION

Business Plan

The Company is an early-stage company, starting to generate sales and revenue by implementing its market commercialization strategies to continue to design, develop, market, manufacture and sell its Hybrid wind turbine in regional, national and international markets.

In the future, the Company plans to increase revenue and raise capital to support its plan of operations. The Company also plans to raise capital under its public offering of common stock registered on Form S-1 and use the proceeds of to obtain certification by the Small Wind Certification Council (SWCC), and European CE marking, add additional staff required to grow the Company, including positions in sales, marketing and administration, working capital and to fund research and development activities to create new applications, such as a hydro unit.

From the beginning, the Company has adopted a cash basis policy. However, in recent years we have had to partially finance operations through the issuance of debt. Terms of our orders include a 60% down payment which is used to pay for all of the parts required to fill the order. 30% payment is required upon shipment of the order and the remaining 10% is paid by our customers when the wind turbine is deemed operational. Gross profits are between 10 to 30% per unit. Since all vendors are paid in full from opening order deposits, overhead still needs to be covered even with normal delays in start-up due to issues with shipping, construction and weather. Further, taking into account cancelled orders and some start-up issues due to a defective part, we project that we need to sell at least approximately 70-90 units per year in order to meet our annual businesses expenses.

Revenues

We have begun limited production in late 2015 at our current facility. During the fiscal years ended December 31, 2018 and December 31, 2017, the Company generated revenues of $0 and $49,000, respectively.

SkyWolf maintains configuration control of its various components by creating a Build of Material (BOM) list. This contains a brief description of each component, vender source, manufacturer, and cost. This is used to develop overall cost of our product and helps us to price our product in the marketplace.

Our sales pipeline helps us forecast demand and schedule and this is identified in our sales forecast, which then correlates to forecasting our use of capital and scaling of operations. This includes investing in Sales, marketing, engineering, testing and certification, professional services, additional RD, and GA expenses.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive office is located at 156 Court Street, Geneseo, NY 14454.  We currently rent this space for approximately $1,500 per month on a month to month basis.  Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space.   We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company’s securities.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board. The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market. In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded.

Stockholders

As of the date of this report, there were approximately 670 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2018, the Company did not have any compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s management will review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

From January 1, 2014 to May 28, 2015, the Company issued 10,501,500 shares of common stock to 177 shareholders and received $999,750 in proceeds. These shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

During the first quarter of 2017, 2,981,500 shares of stock were issued in exchange for $266,250. These shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

During the second quarter of 2017, 280,000 shares of stock was issued in exchange for $28,000. These shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

In addition, in 2017, 628,500 shares of stock were issued to employees, consultants and agents for a total of $68,850. A fair value per share of approximately $0.10 was used to settle compensation costs and professional fees incurred. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

During the first quarter of 2018, 50,000 shares of stock was issued in exchange for $10,000. These shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

During the second quarter of 2018, 1,005,000 shares of stock was issued in exchange for $116,000. These shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

During the third quarter of 2018, the Company sold 737,333 shares for $139,300. These shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

During the fourth quarter of 2018, the Company sold 27,500 shares for $5,500 issued in reliance upon the exemption from registration under Rule 504 of Regulation D and Section 4(a)(2) of the Securities Act.

During the fourth quarter of 2018, the Company sold 1,092,500 shares for $151,500 issued in reliance upon the exemption from registration under Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

In addition, in 2018, 48,000 shares of stock were issued to employees, consultants and agents. A fair value per share of approximately between $0.10 to $0.20 per share was used to settle compensation costs and professional fees incurred. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

During the first quarter of 2019 through the date of this report, the Company sold 1,672,500 shares of stock in exchange for $146,500 in reliance upon the exemption from registration under Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act.

In addition, during the first quarter of 2019 through the date of this report, 23,625 shares of stock were issued to employees, consultants and agents. A fair value per share of approximately $0.20 was used to settle compensation costs and professional fees incurred. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Further, during the first quarter of 2019 through the date of this report, 150,000 shares of stock were issued to two different shareholders as a part of an agreement for certain loans to the Company. The fair value per share for these issuances was approximately $0.20 per share. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one or more of the following exemptions:

(a) The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, ("Securities Act"), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to the Company that he or she is a sophisticated investor and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b) The shares of common stock referenced herein were issued pursuant to and in accordance with Regulation D Rule 504 and Section 4(a)(2) of the Securities Act. We made this determination in part based on the fact that, at the time of each sale of stock, the Company was not a blank check company, did not have to file reports under the Securities Exchange Act of 1934 and sales of our stock under this exemption did not exceed $1,000,000 of our securities in any 12-month period. Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 504 and Section 4(a)(2) of the Securities Act.

(c) The shares of common stock referenced herein were issued pursuant to and in accordance with Regulation D Rule 506 and Section 4(a)(2) of the Securities Act. We made this determination in part based on the representations of Investors, which included, in pertinent part, that such Investors were an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Registration Statement.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the renewable energy industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this Registration Statement. All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

Overview

SkyWolf Wind Turbine Corp. (the “Company” or “SkyWolf”) was incorporated under the laws of the State of New York on August 3, 2010 and was formerly known as Brock Renewable Energy Research & Development Corporation. The Company is the designer, manufacturer, and supplier of a patented Solar Hybrid Diffused Augmented Wind Turbine aka “The Hybrid,” which uses wind and solar energy sources combined in one unit. The Company currently has six full-time employees/consultants along with several independent sales representatives. The manufacturing facility and administrative offices are located in a single 5,000 sq. ft. building where products are developed, manufactured, marketed and sold along with feasibility studies which are conducted to determine optimum site location.

The Company is located at 156 Court Street, Geneseo, New York 14454. The Company’s main phone number is (585) 447-9135. The Company’s fiscal year end is December 31. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership or any similar proceedings.

SkyWolf sells its patented Solar Hybrid Wind Turbine (HDAWT), which is designed to extract energy from both wind and sun simultaneously or individually depending on which energy source is available. In addition, the HDAWT only requires local building permits for installation. We believe that this technology would be useful to homeowners, farmers, municipalities, colleges, mini-grids, prisons, airports, commercial properties and in undeveloped countries, since wind and sun energy are bountiful resources available world-wide.

For the year ended December 31, 2018, the Company had not generated significant, recurring revenues. At December 31, 2018, the Company had sustained a net loss of $613,781 and had an accumulated deficit of $3,861,227.

The Company has filed a registration statement on Form S-1 to register the direct sales of common stock shares by the Company. The registration statement was declared effective by the Securities and Exchange Commission in November 2018. To date, the Company had not sold any shares registered under the registration statement.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the proceeds from the sale of the maximum amount of shares being offered under the Company’s referenced registration statement on Form S-1 will only be sufficient to meet our anticipated cash needs for the next 18-24 months. Our management has determined that the maximum amount of funds received from the referenced offering would be sufficient to cover our intended plan of operations contemplated hereby for the next 18-24 months.

Results of Operation

For the twelve months ended December 31, 2018 as compared to the twelve months ended December 31, 2017

Total revenue for the twelve months ended December 31, 2018 and December 31, 2017 was $0 and $49,000, respectively. The decrease in our revenues in 2018 is related to the shift in our sales focus from local sales to international sales. Cost of sales for the twelve months ended December 31, 2018 and December 31, 2017 was $0 and $57,171, respectively.

Total operating expenses for the twelve months ended December 31, 2018 were $536,784, which was comprised of $346,174 in compensations and benefits and $190,610 in other general and administrative expenses. In comparison, total operating expenses for the twelve months ended December 31, 2017 were $572,575, which was comprised of $376,458 in compensations and benefits and $196,117 in other general and administrative expenses. The overall decrease in operating expenses is not material for purposes of comparison. Interest expense for the twelve months ended December 31, 2018 and December 31, 2017 was $76,997 and $11,837, respectively. The increase in our interest expense in 2018 is related to the increase in costs related to additional debt incurred in 2018.

At December 31, 2018, the Company had sustained a net loss of $613,781 and had an accumulated deficit of $3,861,227. In comparison, at December 31, 2017, the Company had sustained a net loss of $592,583 and had an accumulated deficit of $3,247,446.

Liquidity and Capital Resources

Our balance sheet as at December 31, 2018 reflects $6,508 in cash, as compared to $48,593 as of December 31, 2017. The decrease in liquidity primarily reflects expenditures related to the Company’s operating expenses being offset by proceeds from the sale of common stock and issuances of new debt.

Going Concern

The Company has adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). As a result, management is required to evaluate whether there are relevant conditions and events that would indicate the probability of the Company’s inability to meet its obligations as they become due within one year of the date the financial statements are issued.

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $3,861,227 as of December 31, 2018, a net loss of $613,781 and net cash used in operating activities of $581,240 for the year ended December 31, 2018. The Company is in the process of going public, which is expected to facilitate the Company’s ability to obtain capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholders, through the sale of stock and through the sale of the Company’s wind turbines. However, since these advances have not been received or agreed to in writing as of the issuance of these financial statements, the conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Certain Financings

We will continue to rely on equity sales of our common shares and debt proceeds in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Debt Financings

Unsecured loan balances from the founder and major shareholder as of December 31, 2018 was $776,850 and as of December 31, 2017 was $735,500. Net borrowings by the Company during the year ended December 31, 2018 were $41,350 and for the year ended December 31, 2017 were $289,500 for working capital. The loans are non-interest bearing and have no repayment terms.

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at December 31, 2018 and 2017 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On November 21, 2018 an additional $3,600 was borrowed on this line of credit. The loan’s interest rate is 42.42% and will be paid back on a monthly basis of approximately $1,401. The loan’s final payment is due in December 2019. As of December 31, 2018, the outstanding balance on this loan is $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62% The final payment is due in August 2019. As of December 31, 2018, the outstanding balance on this loan is $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. The Company is required to repay $78,988 from future revenue/receipts of the Company. The maximum amount to be paid is 15% of the Company's revenue each month until the earlier of 1) $78,988 has been repaid or 2) three years have passed. The Company has no revenue currently, however, the lender is collecting $2,468 weekly. Based on these minimum payments the amount is expected to be repaid in May 2019. Based on these terms the discount given on the purchase was $28,989, representing an imputed interest of approximately 159%. As of December 31, 2018, the outstanding balance on this loan is $35,208.

On October 26, 2018, the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $14,990 from future revenue/receipts of the Company. The maximum amount to be paid is 12% of the Company’s revenue each day until $14,990 has been repaid. The Company has no revenue currently, however, the lender is collecting $200 daily. Based on these minimum payments the amount was repaid in February 2019. Based on these terms the discount given on the purchase was $4,990, representing an imputed interest of approximately 200%. As of December 31, 2018, the outstanding balance on this loan is $5,132.

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $21,885 from future revenue/receipts of the Company. The maximum amount to be paid is 25% of the Company’s revenue each day until $21,885 has been repaid. The Company has no revenue currently, however, the lender is collecting $261 daily. Based on these minimum payments the amount was repaid in February 2019. Based on these terms the discount given on the purchase was $6,885, representing an imputed interest of approximately 214%. As of December 31, 2018, the outstanding balance on this loan is $8,747.

On November 20, 2018, the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $14,990 from future revenue/receipts of the Company. The maximum amount to be paid is 10% of the Company’s revenue each day until $14,990 has been repaid. The Company has no revenue currently, however, the lender is collecting $333 daily. Based on these minimum payments the amount was repaid in January 2019. Based on these terms the discount given on the purchase was $4,990, representing an imputed interest of approximately 561%. As of December 31, 2018, the outstanding balance on this loan is $3,335.

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due by May 15, 2019. The loan payback amount ranges from $26,000 to $30,000 that varies depending on when the loan is paid back. In addition, this shareholder received 100,000 shares of common stock.

On January 23, 2019 to the Company borrowed $27,500 from a shareholder. Payment is due by May 23, 2019. The loan payback ranges from $30,000 to $35,000 that varies depending on when the loan is paid back. In addition, this shareholder received $50,000 shares of common stock.

On February 12, 2019, the Company entered into a financing agreement resulting in proceeds of $13,000. The Company is required to repay $19,487 from future revenue/receipts of the Company. The maximum amount to be paid is 12% of the Company’s revenue each day until $19,487 has been repaid. The Company has no revenue currently, however, the lender is collecting $487 daily. Based on these minimum payments the amount is expected to be repaid in April 2019. Based on these terms the discount given on the purchase was $6,487 representing an imputed interest of approximately 450%.

On February 13, 2019, the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $21,885 from future revenue/receipts of the Company. The maximum amount to be paid is 25% of the Company’s revenue each day until $21,885 has been repaid. The Company has no revenue currently, however, the lender is collecting $399 daily. Based on these minimum payments the amount is expected to be repaid in May 2019. Based on these terms the discount given on the purchase was $6,885, representing an imputed interest of approximately 276%.

Equity Sales

During the year ended December 31, 2018, 2,912,333 shares of stock were issued in exchange for $422,300 and 48,000 shares were issued for professional fees for $6,600.

During the year ended December 31, 2017, 3,261,500 shares of stock were issued in exchange for $294,250 and 628,500 shares were issued for professional fees for $68,850. In addition, 100,000 shares of previously issued common stock were cancelled reducing the number of shares outstanding as of December 31, 2017.

Subsequent to year end the Company sold 1,672,500 shares of stock in exchange for $146,500. The Company also issued 23,625 agent shares and 150,000 shares to shareholders who made loans to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

The Company has adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). As a result, management is required to evaluate whether there are relevant conditions and events that would indicate the probability of the Company’s inability to meet its obligations as they become due within one year of the date the financial statements are issued.

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition – Beginning January 1, 2018 the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 606. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgements in measurements and recognition. The new guidance did not have an impact on the historical or current financial statements based on the lack of revenue. This new standard will be considered in the future as contracts are entered into.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC 740. Deferred taxes are provided using the “asset and liability approach." That requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. This method uses statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense/benefit for a year is the net change in that year's deferred tax asset and liability balances.

The Company has deferred tax assets related to its net operating loss and tax credit carryforwards. However, due to the uncertainty of future profits to absorb the carryforwards, an offsetting valuation allowance was recorded to reduce all the deferred tax assets to zero.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in Company's Certifying Accountant

On December 3, 2017, the Board of Directors of the Company determined not to continue with the Company's then accountants and to engage a different accounting firm with whom they were familiar. On December 4, 2017, Anton & Chia LLP, the former accountants, were dismissed.

The prior accountant's audit report on the financial statements as of and for the year ended December 31, 2016 contain a note as to the Company's ability to continue as a going concern. The note indicated that the Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it had not been able to accomplish to the date of the report, and/or obtain additional financing from its stockholders and/or other third parties.

In connection with the Company's financial statements for the period from April 14, 2015 (date of engagement) through the date of dismissal, December 4, 2017, there were no disagreements with the former accountants, Anton & Chia LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, if any.

The Company has provided Anton & Chia LLP with a copy of this disclosure and has requested that they furnish a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Anton & Chia LLP addressed to the U.S. Securities and Exchange Commission was filed as Exhibit 16.1 to the Registration Statement on Form S-1 filed on July 6, 2018.

On January 9, 2018 (the "Engagement Date"), the Company engaged Freed Maxick CPAs, P.C., Certified Public Accountants, as its independent registered public accounting firm. The decision to engage Freed Maxick CPAs, P.C. as the Company's independent registered public accounting firm was approved by the Company's Board of Directors. The address of Freed Maxick CPAs, P.C. is: 100 Meridian Centre, Suite 310, Rochester, NY 14618.

The Company, nor any one on its behalf, did not consult with Freed Maxick CPAs, P.C. in regard to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we had failed to adequately invest in personnel and systems to accumulate, record and properly report on our results of operations.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

 The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced

Gerald Brock	70	President, CEO & Director	2010
Paul Morrell	55	Vice President of Business Development	2015
Amy Brock	38	Secretary & Treasurer	2011

Gerald Brock, President, Chief Executive Officer and Director

Gerald Brock currently serves as President, CEO and Director of the Company which are positions held since forming the company in 2010. He is an experienced inventor, entrepreneur and senior executive, bringing tireless energy, a positive attitude and visionary leadership to the Company. Mr. Brock has spent over 12 years in the wind energy industry utilizing his expertise in this area to develop a technology that overcomes the pitfalls of traditional turbines, with a focus on achieving higher efficiencies. He continues to be involved in research and development at the Company, helping to guide product innovation. Mr. Brock has been awarded four patents, and has several more pending. He has developed key strategic partnerships and distributorships for SkyWolf, including an International Representation Agreement with a Bogota, Colombia based company which grants them international selling rights in several countries.

Paul Morrell, Vice President of Business Development

Paul J. Morrell is Vice President of Business Development at SkyWolf Wind Turbine Corp., a position held since May of 2015. Mr. Morrell’s expertise for the last 30 years is in international business development, technical sales, marketing as well as extensive experience with the Economic Development Center and Government relations. His connections within New York State have helped to open doors into several state departments such as Corrections, Parks, NYPA and NYSERDA. This activity has identified a number of grant opportunities and an active quote for all of the 54 prisons in NYS. His energy and experience will continue to help drive additional sales channels for both domestic and international opportunities.

Amy Brock, Secretary and Treasurer

Ms. Brock has an AAS degree, graduated from Genesee Community College in Business Administration and was formerly the corporate secretary for an alternative energy corporation. Her past experience in the renewable energy industry is a valuable asset for SkyWolf. At SkyWolf, she is responsible for a wide variety of administrative tasks including financials, records management, investor relations functions, human resource functions, payroll facilitation and office manager duties.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Advisory Board

The Company has assembled an advisory board. The following individuals serve at the Company’s discretion on such board:

Sam DiLiberto

Mr. DiLiberto has owned several successful businesses over his career which included a chemical mixing company, importing of wigs & hair products, fitness clubs, retail furniture, and waterbed distribution. For the last 20 years Mr. DiLiberto has owned and operated TSS foam Industries, which has 35 employees. His forty-six years of start-up experience will be invaluable.

Nicholas Masucci

Mr. Masucci, recently capped a 24 year career as ABB Biomass and Renewable Energy Development Manager. He was responsible for bringing new green and “disruptive” technologies to the forefront utilizing ABB Process and Controls portfolio. This portfolio includes DCS (Distributed Control System); Process Control Software and Engineering. Projects involved R & D startup technology working across all ABB divisions to support green project success that would go to market in a renewable sustainable way. Negotiations in feed stock and off take agreements, creative finance and performance guarantees as well as vetting appropriate technology for the projects was key. Through this experience he has a unique perspective on synergies between technology design, finance, operations and manufacturing. Nick has acquired more than 35 years of experience working with marketing, manufacturing, and operations through multiple international companies. His areas of expertise include Wind, Solar, Micro grid, Waste to Energy, Biomass and Algae innovation segments.  He has extensive experience in promoting new business and technology in the renewable energy space.

Arnold Gray

Mr. Gray holds a Masters Degree in Accounting from the State University of New York at Albany, and has more than three decades of public accounting experience. He specializes in federal and state taxation and financial management, and has assisted clients in tax-oriented transactions such as leveraged leases, reorganizations, real estate syndications and renovations, and business purchases and sales. He is also knowledgeable about partnerships, not-for-profit organizations, and local government organizations.

Joseph Blaha

Joseph has a M.S.E.E. from Union College in Schenectady NY and worked for General Electric in the Power Generation Division for 19 years. In addition, he spent 16 years in health care where he was the Facility Manager of a Pressure Management Device Division for Lumex Inc., a premier medical device company. He has extensive experience with patents, power generation, manufacturing, quality and brings additional technical support to SkyWolf.

Term of Office

Each director serves for a term of one year or until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders.   Each officer serves for a term of one year or until his successor is elected at a meeting of the Board of Directors and is qualified. Each member of the Advisory Board serves at the discretion of the Board of Directors.

Family Relationships

Gerald Brock, a director and officer of the Company, is the father of Amy Brock, an officer of the Company.

Other than the family relationship described above, there are no family relationships among our Directors or executive officers.

Indemnification of Officers, Directors, Employees and Agents

The Articles of Incorporation and bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Identification of Significant Employees

The Company currently has six full-time employees, not including independent sales consultants.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•	Registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

 Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Board of Directors can adequately perform the functions of such committees.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Code of Ethics

Our Board of Directors has not adopted a code of ethics. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors or the number of our employees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by the Company for the fiscal years of 2018 and 2017.

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gerald Brock	2018	120,758	0	0	0	0	0	0	120,758
(1)	2017	120,758	0	0	0	0	0	0	120,758
Paul Morrell	2018	48,893	0	0	0		0	0	48,893
(2)	2017	48,893	0	30,000	0	0	0	0	78,893
Amy	2018	36,640	0	0	0		0	0	36,640
Brock(3)	2017	40,960	0	0	0	0	0	0	40,960

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. There have been no changes in the Company’s compensation policy since the end of the Company’s last fiscal year, December 31, 2018.

(1) Gerald Brock is the Company’s President, CEO, and a Director.

(2) Paul Morrell is the Company’s Vice President of Business Development.

(3) Amy Brock is the Company’s Secretary and Treasurer.

Narrative Disclosure to Summary Compensation Table

We have an employment agreement with Mr. Paul Morrell, our Vice President of Business Development. Under the terms of the employment agreement with Mr. Morrell, he is paid: (1) an initial starting salary at the rate of $700 net per week, (2) commissions in the amount equal to 3% of the net proceeds received by the Company to the extent that he is able to secure funds for the Company's ongoing operations and (3) to the extent that he identifies a buyer for the Company's business and such sale transaction is agreed to by the Company, commissions in an amount equal to I% of the consideration paid to the Company in that transaction. Mr. Morrell also received a grant of a total of 400,000 shares of common stock of the Company, of which 100,000 shares were issued in 2015 and 300,000 shares were issued in 2017.

No other employees have employment agreements with the Company. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act may require our executive officers and Directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, Directors and more than ten percent (10%) stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2018, we believe that our executive officers, Directors and ten percent (10%) stockholders complied with all reporting requirements applicable to them.

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, the Board of Directors reserves the right to grant stock options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s Common Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Security Ownership of Officers and Directors

Name and Address of Beneficial Owner	Title of class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Gerald Brock (2) (3)	Common Stock	18,448,705	22.85%
Paul Morrell (2)(4)	Common Stock	400,000	0.50%
Amy Brock (2) (4)	Common Stock	0	0%

(1)	Based upon 80,788,958 shares outstanding as of the date of this report.
(2)	The address of the Company’s Officers and Directors is 156 Court Street, Geneseo, NY 14454.
(3)	Gerald Brock is the Company’s Chief Executive Officer, President and Director.
(4)	Paul Morrell is the Company’s Vice President of Business Development.
(5)	Amy Brock is the Company’s Secretary and Treasurer.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Title of class	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Gerald Brock 156 Court Street, Geneseo, NY 14454	Common Stock	18,448,705	22.85%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based upon 80,788,958 shares outstanding as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Related Persons

In the past, the Company has taken loans from a related party, Gerald Brock. Unsecured loan balances from the founder and major shareholder for the for the year ended December 31, 2018 was $776,850 and for the year ended December 31, 2017 was $735,500. Borrowings by the Company during the for the year ended December 31, 2018 were $158,500 and for the year ended December 31, 2017 were $289,500 for working capital. There were payments made on the loan to Gerald Brock of $117,150 and $0 for the years ended December 31, 2018 and 2017. The loans are non-interest bearing and have no repayment terms.

The Company has a vendor that it contracts business with who is related to the majority shareholder. The vendor is also a shareholder of the Company. For the years ended December 31, 2018 and 2017 this vendor was paid $400 and $5,559, respectively.

The following shares were issued to, and are currently held by, persons related to Gerald Brock (an officer and director of the Company):

Richard Brock, Mr. Gerald Brock’s brother, was issued 115,000 shares of the Company’s common stock.

Melissa Brock and James Cucinotta, Mr. Gerald Brock’s niece and her husband, were collectively issued 105,000 shares of the Company’s common stock.

Patricia A. Cole, Mr. Gerald Brock’s sister, and Alan B. Cole were issued 100,000 shares of the Company’s common stock.

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due by May 15, 2019. The loan payback amount ranges from $26,000 to $30,000 that varies depending on when the loan is paid back.

On January 23, 2019 to the Company borrowed $27,500 from a shareholder. Payment is due by May 23, 2019. The loan payback ranges from $30,000 to $35,000 that varies depending on when the loan is paid back.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. With regard to any future related party transactions, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors consent; and

•	Obtaining shareholder consent where required.

Director Independence

Quotations for the Company’s common stock are entered on the Over-the-Counter Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, the Company applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As a result, the Company does not have any independent directors. Our director, Gerald Brock, is also an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $45,900 for fiscal year ended December 31, 2018, and $21,000 for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were nil for fiscal years ended December 31, 2018 and 2017, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were nil for fiscal years ended December 31, 2018 and 2017.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were nil for fiscal years ended December 31, 2018 and 2017.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and December 31, 2017

Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017

Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2018 and 2017

Notes to Financial Statements

EXHIBITS

 Certain exhibits listed below are incorporated by reference as so marked with the date and filing with which such exhibits were filed with the Securities and Exchange Commission)

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (filed as an Exhibit to Form S-1, filed on May 15, 2017)
3.2	Bylaws (filed as an Exhibit to Form S-1, filed on May 15, 2017)
10.1	Memorandum of Understanding with Ferchale Trading SAC (filed as an Exhibit to Form S-1, filed on May 15, 2017)
10.2	Employment Agreement with Paul Morrell (filed as an Exhibit to Form S-1, filed on August 14, 2017)
10.3	Business Loan Agreement (filed as an Exhibit to Form S-1, filed on August 14, 2017)
10.4	Letter of Intent received from Gr8 Seas Holdings, Inc. (filed as an Exhibit to Form 8-K, filed on February 13, 2019)
16.1	Letter from Anton & Chia, LLP, the Company’s former certifying public accountant (filed as an Exhibit to Form S-1, filed on July 6, 2018)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

SKYWOLF WIND TURBINE CORP.

By:	/s/ Gerald Brock
Title: President (Principal Executive Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

By:	/s/ Gerald Brock
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Amy Brock
Title:	Treasurer (Principal Financial Officer)

By:	/s/ Amy Brock
Title:	Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Gerald Brock	Director	April 1, 2019

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

FINANCIAL STATEMENTS

39

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

SkyWolf Wind Turbine Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SkyWolf Wind Turbine Corp. (the Company) as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, a shareholders’ deficiency, and will be dependent on obtaining future financing or increasing cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2017.

Rochester, New York

April 1, 2019

SKYWOLF WIND TURBINE CORP.

Balance Sheets

December 31, 2018 and 2017

	2018	2017

ASSETS

Current Assets:
Cash	$6,508	$48,593
Inventory	72,680	73,082
Prepaid insurance	2,491	2,481
Loan overpayments	2,136	-
Total Current Assets	83,815	124,156

Property and equipment, net	12,755	15,577

TOTAL ASSETS	$96,570	$139,733

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$72,151	$49,434
Current portion of loans payable	105,951	28,300
Shareholder loan	776,850	735,500
Total Current Liabilities	954,952	813,234

Total Liabilities	954,952	813,234

Commitments and contingent liabilities (see note 8)	-	-

Shareholders' Deficit:
Common stock - $0.001 par value, 110,000,000 shares authorized, 78,942,833 and 75,982,500 shares issued and outstanding at December 31, 2018 and 2017, respectively	78,943	75,983
Additional paid-in capital	2,923,902	2,497,962
Accumulated deficit	(3,861,227)	(3,247,446)
Total Shareholders' Deficit	(858,382)	(673,501)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$96,570	$139,733

The accompanying notes are an integral part of these financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Operations

For the Years Ended December 31, 2018 and 2017

	2018	2017

Revenue	$-	$49,000

Cost of Sales	-	57,171

Gross (Loss)	-	(8,171)

Operating Expenses:
Compensation and benefits	346,174	376,458
Other general and administrative	190,610	196,117
Total Operating Expenses	536,784	572,575

Loss From Operations	(536,784)	(580,746)

Other Expense:
Interest expense	(76,997)	(11,837)
Total Other Expense	(76,997)	(11,837)

NET LOSS	$(613,781)	$(592,583)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares During The Year	78,107,045	75,910,761

The accompanying notes are an integral part of these financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Changes in Shareholders' (Deficit)

For Years Ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance - December 31, 2016	72,192,500	$72,193	$2,138,652	$(2,654,863)	$(444,018)

Proceeds of common stock issued	3,261,500	3,261	290,989	-	294,250

Common stock issued to employees, consultants and agents, net of redemption	528,500	529	68,321	-	68,850

Net loss	-	-	-	(592,583)	(592,583)

Balance - December 31, 2017	75,982,500	$75,983	$2,497,962	$(3,247,446)	$(673,501)

Proceeds of common stock issued	2,912,333	2,912	419,388	-	422,300

Common stock issued to employees, consultants and agents, net of redemption	48,000	48	6,552	-	6,600

Net loss	-	-	-	(613,781)	(613,781)

Balance - December 31, 2018	78,942,833	$78,943	$2,923,902	$(3,861,227)	$(858,382)

The accompanying notes are an integral part of these financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net loss	$(613,781)	$(592,583)
Adjustments to reconcile net loss to net cash used in operating activities:

Non Cash Items:
Depreciation	7,493	7,123
Stock issued to employees, consultants and agents	6,600	68,850
Change in operating assets and liabilities:
Accounts receivable	-	14,800
Inventory	(4,268)	36,040
Accounts payable and accrued expenses	22,716	(2,444)
Deferred revenue	-	(40,000)
Net cash used in operating activities	(581,240)	(508,214)

Cash flows from financing activities:
Proceeds from loan payable	212,950	-
Loan payable payments	(135,299)	(30,797)
Proceeds on shareholder loans	158,500	289,500
Repayment of shareholder loans	(117,150)	-
Proceeds of common stock issuance	422,300	294,250
Loan overpayments	(2,146)	(5)
Net cash provided by financing activities	539,155	552,948

Net (decrease) increase in cash	(42,085)	44,734

Cash, beginning of year	48,593	3,859

CASH, END OF YEAR	$6,508	$48,593

Supplemental disclosures and cash flow information:
Interest paid	$76,997	$11,837
Income taxes paid	$25	$50

The accompanying notes are an integral part of these financial statements.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 1 – Description of Business:

Skywolf Wind Turbine Corp. (the “Company” or “Skywolf”) is the designer, manufacturer and supplier of a patented Solar Hybrid Diffused Augmented Wind Turbine aka “The Hybrid,” which uses wind and solar energy sources combined in one unit.

Its products are used in generating electricity to power homes and businesses, as well as charge batteries, and are sold both directly and through independent sales representatives.

The Company was incorporated in New York State in 2010 and is located in Geneseo, New York. Its founder, Gerald E. Brock, serves as the sole director and president.

Note 2 – Summary of Significant Accounting Policies:

Use of Estimates – The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash – For financial statement presentation purposes, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at December 31, 2018 or 2017. The Company maintains its cash in bank deposit accounts, which at times may exceed federally-insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institution.

Accounts Receivable – Credit is granted to substantially all customers. The Company carries its accounts receivable at invoice amount less any allowance for doubtful accounts.

Allowance For Doubtful Accounts – As of December 31, 2018 and 2017 there are no accounts receivable. Therefore, an allowance for doubtful accounts was not recorded.

Inventory – Inventory consists of unassembled parts and is stated at the lower of cost or net realizable value. The Company capitalizes applicable direct and indirect costs incurred in inventory production. Obsolete inventory is reserved for and there was no reserve at December 31, 2018 or 2017.

Property and Equipment – Property and equipment consists of software and equipment. Depreciation is recorded on a straight-line basis over periods considered by management to be the assets' useful lives. Expenditures for repairs, minor items and maintenance are charged to operations as incurred. Any gain or loss upon sale or retirement due to obsolescence is recorded in operating results in the period it takes place. Software is being depreciated over three years and equipment is being depreciated over five years.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (Continued):

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset, including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. There was no impairment considered necessary for the years ended December 31, 2018 and 2017.

Fair Value of Financial Instruments – The carrying value of cash, prepaid expenses, accounts payable, loan payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. The fair value of the loan from the principal shareholder is expected to be less than the carrying value due to the lack of interest being charged and uncertainty regarding timing of repayment. The fair value is further dependent on the Company’s ability to generate cash.

Revenue Recognition – Beginning January 1, 2018 the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 606. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgements in measurements and recognition. The new guidance did not have an impact on the historical or current financial statements based on the lack of revenue. This new standard will be considered in the future as contracts are entered into.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs were $8,117 and $12,098 for the years ended December 31, 2018 and 2017, respectively.

Research and Development Costs – All costs of research and development are charged to operations as incurred. Research and development costs consist of expenses for inventing and testing turbine prototypes, including the materials and other direct costs of constructing prototype turbines, as well as related equipment employed in research and development activity.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC 740. Deferred taxes are provided using the “asset and liability approach." That requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. This method uses statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense/benefit for a year is the net change in that year's deferred tax asset and liability balances.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 2 – Summary of Significant Accounting Policies (Continued):

The Company has deferred tax assets of its net operating loss and tax credit carryforwards. However, due to the uncertainty of future profits to absorb the carryforwards, an offsetting valuation allowance was recorded to reduce all the deferred tax assets to zero.

Basic and Diluted Loss per Share – Basic earnings or loss per share reflect the weighted average of shares issued and outstanding during the period. Diluted earnings per share are computed including the additional shares that would have been outstanding if dilutive potential shares (option or warrant shares, for example) were issued. No dilutive potential shares exist.

Recent Accounting Pronouncements – In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact to the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern:

The Company has adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). As a result, management is required to evaluate whether there are relevant conditions and events that would indicate the probability of the Company’s inability to meet its obligations as they become due within one year of the date the financial statements are issued.

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $3,861,227 as of December 31, 2018, a net loss of $613,781 and net cash used in operating activities of $(581,240) for the year ended December 31, 2018. The Company is in the process of going public, which is expected to facilitate the Company’s ability to obtain capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 3 – Going Concern (Continued):

Through oral conveyance, management affirms that it is probable that it will meet its obligations through advances from the Company’s Director and controlling shareholders, through the sale of stock and through the sale of the Company’s wind turbines. However, since these advances have not been received or agreed to in writing as of the issuance of these financial statements, the conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment:

Property and equipment consists of the following at December 31, 2018 and 2017:

	2018	2017

Software	$1,795	$1,795
Equipment and tools	37,293	32,622
	39,088	34,417
Accumulated depreciation	(26,333)	(18,840)
	$12,755	$15,577

Depreciation expense for the years ended December 31, 2018 and 2017 was $7,493 and $7,123 respectively for each year. Depreciation is included in other general and administrative expenses on the statements of operations.

Note 5 – Shareholder Loan:

Unsecured loan balances from the founder and major shareholder as of December 31, 2018 was $776,850 and as of December 31, 2017 was $735,500. Net borrowings by the Company during the year ended December 31, 2018 were $41,350 and for the year ended December 31, 2017 were $289,500 for working capital. The loans are non-interest bearing and have no repayment terms.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 6 – Loans Payable:

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at December 31, 2018 and 2017 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On November 21, 2018 an additional $3,600 was borrowed on this line of credit. The loan’s interest rate is 42.42% and will be paid back on a monthly basis of approximately $1,401. The loan’s final payment is due in December 2019. As of December 31, 2018 the outstanding balance on this loan is $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62% The final payment is due in August 2019. As of December 31, 2018, the outstanding balance on this loan is $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. The Company is required to repay $78,988 from future revenue/receipts of the Company. The maximum amount to be paid is 15% of the Company's revenue each month until the earlier of 1) $78,988 has been repaid or 2) three years have passed. The Company has no revenue currently, however, the lender is collecting $2,468 weekly. Based on these minimum payments the amount is expected to be repaid in May 2019. Based on these terms the discount given on the purchase was $28,989, representing an imputed interest of approximately 159%. As of December 31, 2018, the outstanding balance on this loan is $35,208.

On October 26, 2018, the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $14,990 from future revenue/receipts of the Company. The maximum amount to be paid is 12% of the Company’s revenue each day until $14,990 has been repaid. The Company has no revenue currently, however, the lender is collecting $200 daily. Based on these minimum payments the amount was repaid in February 2019. Based on these terms the discount given on the purchase was $4,990, representing an imputed interest of approximately 200%. As of December 31, 2018, the outstanding balance on this loan is $5,132.

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $21,885 from future revenue/receipts of the Company. The maximum amount to be paid is 25% of the Company’s revenue each day until $21,885 has been repaid. The Company has no revenue currently, however, the lender is collecting $261 daily. Based on these minimum payments the amount was repaid in February 2019. Based on these terms the discount given on the purchase was $6,885, representing an imputed interest of approximately 214%. As of December 31, 2018, the outstanding balance on this loan is $8,747.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 6 – Loans Payable (Continued):

On November 20, 2018, the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $14,990 from future revenue/receipts of the Company. The maximum amount to be paid is 10% of the Company’s revenue each day until $14,990 has been repaid. The Company has no revenue currently, however, the lender is collecting $333 daily. Based on these minimum payments the amount was repaid in January 2019. Based on these terms the discount given on the purchase was $4,990, representing an imputed interest of approximately 561%. As of December 31, 2018, the outstanding balance on this loan is $3,335.

As of December 31, 2017 the Company had an outstanding loan balance of $28,300 that was due in weekly installments of $820 including interest at 28.70%. This loan was paid off in September 2018.

Note 7 – Shareholders’ Deficit:

During the year ended December 31, 2018, 2,912,333 shares of stock were issued in exchange for $422,300 and 48,000 shares were issued for professional fees for $6,600.

During the year ended December 31, 2017 3,261,500 shares of stock were issued in exchange for $294,250 and 628,500 shares were issued for professional fees for $68,850. In addition, 100,000 shares of previously issued common stock were cancelled reducing the number of shares outstanding as of December 31, 2017.

Note 8 – Commitments and Contingencies:

The lease for the Company's facility in Geneseo, NY is month to month. The lease amount is $1,500 per month.

Note 9 – Related Party

The Company has a vendor that it contracts business with who is related to the majority shareholder. The vendor is also a shareholder of the Company. For the year ended December 31, 2018 and 2017 this vendor was paid $400 and $5,559, respectively.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 10 – Income Taxes:

Following is a summary of the components giving rise to the income tax benefits for the periods ended December 31:

	2018	2017
Current
Federal	$-	$-
State	-	-
Total current	-	-

Deferred provision (benefit)
Federal	$124,856	$(52,533)
State	-	120,939
Total deferred provision (benefit)	124,856	68,406
Less: adjustment to valuation allowance	(124,856)	(68,406)
Net income tax provision (benefit)	$-	$-

Individual components of the deferred tax asset are as follows at December 31:

	2018	2017

Net operating loss carryforwards	$730,729	$870,311
Depreciable property	2,896	4,610
Interest expense carryforward	16,169	-
Tax credit carryforward	35,998	35,727
Total deferred tax asset	785,792	910,648
Less valuation allowance	(785,792)	(910,648)
Net deferred tax assets	$-	$-

The Company has $ 3,479,663 in net operating loss carryforwards (NOLs), and $ 35,727 in tax credit carryforwards available to reduce future taxable income. The NOLs expire between 2031 and 2037. The NOLs generated in 2018 will have no expiration date. Additional deferred tax benefits relate to timing differences for depreciation of fixed assets, charitable contribution carryforwards, and interest expense carryforwards. Due to uncertainty regarding the Company's ability to generate sufficient taxable income in the future to utilize the NOLs and tax credits before they expire, the Company recorded a valuation allowance to fully offset its deferred tax assets.

The Company files a federal and New York State corporate income tax returns. The Company’s returns for the years ended December 31, 2016 through December 31, 2018 are open to audit under the applicable statute of limitations. There are no pending audits as of December 31, 2018.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain tax positions that are taken or expected to be taken in a company’s income tax return. The Company has no uncertain tax positions as of December 31, 2018.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 10 – Income Taxes (Continued):

The Tax Cuts and Jobs Act of 2017 (The TCJA) was signed into law on December 22, 2017. The TJCA includes significant changes to the U.S. Corporate income tax system, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (3) changing rules related to usage. In 2017, the Company recorded provisional amounts for certain enactment dates effects of the TCJA by applying the guidance in SAB 118 because the enactment date accounting for these effects had not been completed. In 2018, the Company completed its accounting for these provisions and recorded an income tax expense related to the enactment date effects. In 2017, we recognized a provisional amount of 130,698, which was offset entirely by a change in the valuation allowance. In 2018, the amount was changed to $384,464 fully offset by a change in the valuation allowance. Since the Company is in a full valuation allowance position, the change in the federal corporate rate had no effect on the calculation of the Company’s tax provision, which remained at zero or on its balance sheet.

Internal Revenue Code Section 382 imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as ownership changes occur. A full valuation allowance has been established for the deferred tax asset related to the carryforward tax benefits.

Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the Company's financial statements.

The valuation allowance for deferred tax assets decreased by $124,856 during the year, ended December 31, 2018. The decrease in the valuation allowance was primarily due to the reduction of deferred tax assets due to the revaluation of the deferred taxes attributable to the enactment of the Tax Cuts and Jobs Act offset by increases in the deferred tax assets related to 2018 activity.

Note 11 – Subsequent Events:

These financial statements have been evaluated for subsequent events through March 27, 2019.

Subsequent to year end the Company sold 1,672,500 shares of stock in exchange for $146,500. The Company also issued 23,625 agent shares and 150,000 shares to shareholders who made loans to the Company.

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due by May 15, 2019. The loan payback amount ranges from $26,000 to $30,000 depending on when the loan is paid back. In addition, this shareholder received 100,000 shares of common stock.

On January 23, 2019 the Company borrowed $27,500 from a shareholder. Payment is due by May 23, 2019. The loan payback ranges from $30,000 to $35,000 depending on when the loan is paid back. In addition, this shareholder received 50,000 shares of common stock.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

December 31, 2018 and 2017

Note 11 – Subsequent Events (Continued):

On February 12, 2019, the Company entered into a financing agreement resulting in proceeds of $13,000. The Company is required to repay $19,487 from future revenue/receipts of the Company. The maximum amount to be paid is 12% of the Company’s revenue each day until $19,487 has been repaid. The Company has no revenue currently, however, the lender is collecting $487 daily. Based on these minimum payments the amount is expected to be repaid in April 2019. Based on these terms the discount given on the purchase was $6,487 representing an imputed interest of approximately 450%.

On February 13, 2019, the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $21,885 from future revenue/receipts of the Company. The maximum amount to be paid is 25% of the Company’s revenue each day until $21,885 has been repaid. The Company has no revenue currently, however, the lender is collecting $399 daily. Based on these minimum payments the amount is expected to be repaid in May 2019. Based on these terms the discount given on the purchase was $6,885, representing an imputed interest of approximately 276%.

