Form 10-Q
period 2019-03-31
Sky Wolf Wind Turbine Corp
filed 2019-05-15
CIK 1525874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to ___

Commission File No. 000-56005

SKYWOLF WIND TURBINE CORP.

(Exact name of registrant as specified in its charter)

New York	80-0631209
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

156 Court Street

Geneseo, NY 14454

(Address of principal executive offices) (zip code)

(585) 447-9135
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of May 15, 2019, the Company had 81,073,958 shares of its common stock, par value $.001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.
TABLE OF CONTENTS

SKYWOLF WIND TURBINE CORP.

Balance Sheets

March 31, 2019 and December 31, 2018

	March 31,
	2019	December 31,
	(Unaudited)	2018

ASSETS

Current Assets:
Cash	$4,403	$6,508
Inventory	72,680	72,680
Prepaid insurance	1,430	2,491
Loan overpayments	-	2,136
Total Current Assets	78,513	83,815

Property and equipment, net	10,891	12,755

TOTAL ASSETS	$89,404	$96,570

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$75,573	$72,151
Accrued interest	12,583	-
Current portion of loan payable	65,317	105,951
Shareholder loans	808,350	776,850
Total Current Liabilities	961,823	954,952

Total Liabilities	961,823	954,952

Commitments and Contingent Liabilities (Note 8)	-	-

Shareholders' Deficit:
Common stock - $0.001 par value, 110,000,000 shares authorized, 80,768,958 and 78,942,833 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	80,769	78,943
Additional paid-in capital	3,098,576	2,923,902
Accumulated deficit	(4,051,764)	(3,861,227)
Total Shareholders' Deficit	(872,419)	(858,382)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$89,404	$96,570

The accompanying notes are an integral part of these condensed financial statements.

 SKYWOLF WIND TURBINE CORP.

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	March 31, 2019	March 31, 2018

Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses:
Compensation and benefits	73,114	82,424
Other general and administrative	39,497	52,125
Total Operating Expenses	112,611	134,549

Loss From Operations	(112,611)	(134,549)

Other Expense:
Interest expense	(77,926)	(1,580)
Total Other Expense	(77,926)	(1,580)

NET LOSS	$(190,537)	$(136,129)

Net Loss Per Share, Basic and Diluted	$0.00	$0.00

Weighted Average Outstanding Shares Basic and Diluted	79,515,344	75,988,056

The accompanying notes are an integral part of these condensed financial statements.

  SKYWOLF WIND TURBINE CORP.

Statements of Changes in Shareholders' Deficit

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance - December 31, 2017	75,982,500	$75,983	$2,497,962	$(3,247,446)	$(673,501)

Proceeds of common stock issued	50,000	50	9,950	-	10,000

Net loss	-	-	-	(136,129)	(136,129)

Balance - March 31, 2018	76,032,500	$76,033	$2,507,912	$(3,383,575)	$(799,630)

Balance - December 31, 2018	78,942,833	$78,943	$2,923,902	$(3,861,227)	$(858,382)

Proceeds of common stock issued	1,676,125	1,676	144,824	-	146,500

Common stock issued to debt holder	150,000	150	29,850	-	30,000

Net loss	-	-	-	(190,537)	(190,537)

Balance - March 31, 2019	80,768,958	$80,769	$3,098,576	$(4,051,764)	$(872,419)

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(190,537)	$(136,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash items:
Depreciation	1,865	1,781
Common stock issued to debt holders	30,000	-
Change in operating assets and liabilities:
Inventory	-	362
Prepaid insurance	1,061	1,061
Accounts payable and accrued expenses	3,422	18,727
Accrued interest	12,583	-
Net cash used in operating activities	(141,606)	(114,198)

Cash flows from financing activities:
Proceeds from loan	21,944	13,700
Loan payable payments	(62,579)	(9,079)
Proceeds from common stock issuance	146,500	10,000
Proceeds from shareholder loan	69,500	53,000
Shareholder loan payments	(38,000)	-
Loan overpayments returned	2,136	-
Net cash provided by financing activities	139,501	67,621

Net decrease in cash	(2,105)	(46,577)

Cash, beginning of period	6,508	48,593

CASH, END OF PERIOD	$4,403	$2,016

Supplemental disclosures and cash flow information:
Interest paid	$35,343	$1,580
Income taxes paid	$25	$-

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 1 – Description of Business and Basis of Presentation:

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), filed on April 1, 2019. These interim financial statements are unaudited.

Our significant accounting policies are described in the notes to the financial statements in the Company’s Annual Report. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can have varying results from company to company.

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

Cash – For financial statement presentation purposes, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at March 31, 2019 or December 31, 2018. The Company maintains its cash in bank deposit accounts, which at times may exceed federally-insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institution.

Accounts Receivable – Credit is granted to substantially all customers. The Company carries its accounts receivable at invoice amount less any allowance for doubtful accounts.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 2 – Summary of Significant Accounting Policies (Continued):

Allowance For Doubtful Accounts – As of March 31, 2019 and December 31, 2018 there are no anticipated bad debts. Therefore, an allowance for doubtful accounts was not recorded.

Inventory – Inventory consists of unassembled parts and is stated at the lower of cost or net realizable value. The Company capitalizes applicable direct and indirect costs incurred in inventory production. Obsolete inventory is reserved for and there was no reserve at March 31, 2019 or December 31, 2018.

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

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset, including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. There was no impairment considered necessary for the period ended March 31, 2019 or for the year ended December 31, 2018.

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs were $1,651 and $3,563 for the period ended March 31, 2019 and March 31, 2018, respectively.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 2 – Summary of Significant Accounting Policies (Continued):

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

Recent Accounting Pronouncements – In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance was effective January 1, 2019 and did not have an impact on the financial statements.

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

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 3 – Going Concern (Continued):

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $4,051,764 as of March 31, 2019, a net loss of $190,537 and net cash used in operating activities of $(141,606) for the period ended March 31, 2019. The Company has gone public which has enhanced the Company’s ability to raise capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

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

Note 4 – Property and Equipment:

Property and equipment consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018

Software	$1,795	$1,795
Equipment and tools	37,293	37,293
	39,088	39,088
Accumulated depreciation	(28,197)	(26,333)
	$10,891	$12,755

Depreciation expense for the three months ended March 31, 2019 and March 31, 2018 was $1,864 and $1,781 respectively for each period. Depreciation is included in other general and administrative expenses on the statements of operations.

Note 5 – Shareholder Loans:

Unsecured loan balances from the founder and major shareholder as of March 31, 2019 was $763,350 and as of December 31, 2018 was $776,850. Net paybacks by the Company during the period ended March 31, 2019 were $13,500 and net borrowings for the year ended December 31, 2018 were $41,350 for working capital. The loans are non-interest bearing and have no repayment terms.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 5 – Shareholder Loans (Continued):

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due, as extended, by May 15, 2019. The loan payback amount ranges from $26,000 to $30,000 depending on when the loan is paid back. In addition, this shareholder received 100,000 shares of common stock and this was recorded as interest expense of $20,000 over the original term of the loan. As of March 31, 2019, $27,000 is due to this shareholder including interest of $7,000.

On January 23, 2019 to the Company borrowed $25,000 from a shareholder. Payment is due, as extended, by May 23, 2019. The loan payback ranges from $30,000 to $35,000 depending on when the loan is paid back. In addition, this shareholder received 50,000 shares of common stock and this was recorded as interest expense of $10,000 over the initial term of the loan. As of March 31, 2019, $30,583 is due to shareholder including interest of $5,583.

Note 6 – Loans Payable:

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at March 31, 2019 and December 31, 2018 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On February 12, 2019 an additional $2,900 was borrowed on this line of credit. The loan’s interest rate is 44.27% and will be paid back on a monthly basis of approximately $837. The loan’s final payment is due in March 2021. As of March 31, 2019, the outstanding balance on this loan is $12,334. The loan balance at December 31, 2018 was $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62% The final payment is due in August 2019. As of March 31, 2019, the outstanding balance on this loan is $27,171. The loan balance at December 31, 2018 was $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. The Company is required to repay $78,988 from future revenue/receipts of the Company. The maximum amount to be paid is 15% of the Company's revenue each month until the earlier of 1) $78,988 has been repaid or 2) three years have passed. The Company has no revenue currently, however, the lender is collecting $2,468 weekly. Based on these minimum payments the amount is expected to be repaid in May 2019. Based on these terms the discount given on the purchase was $28,989, representing an imputed interest of approximately 159%. As of March 31, 2019, the outstanding balance on this loan is $13,352. The balance at December 31, 2018 was $35,208.

On October 26, 2018, the Company entered into a financing agreement resulting in proceeds of $10,000. On February 21, 2019 an additional $9,642 was borrowed to bring the outstanding balance to $13,000. The Company is required to repay $19,487 from future revenue/receipts of the Company. The maximum amount to be paid is 12% of the Company’s revenue each day until $19,487 has been repaid. The Company has no revenue currently, however, the lender is collecting $487 daily. Based on these terms the discount given on

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 6 – Loans Payable (Continued):

the purchase was $6,487, representing an imputed interest of approximately 520%. As of March 31, 2019, the outstanding balance on this loan is $4,227. The loan balance at December 31, 2018 was $5,132. This loan was refinanced subsequent to March 31, 2019. See the Subsequent Event footnote for more detail.

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. On February 21, 2019 an additional $9,402 was borrowed to bring the outstanding balance to $15,000. The Company is required to repay $21,945 from future revenue/receipts of the Company. The maximum amount to be paid is 25% of the Company’s revenue each day until $21,945 has been repaid. The Company has no revenue currently, however, the lender is collecting $399 daily. Based on these terms the discount given on the purchase was $6,945, representing an imputed interest of approximately 351%. As of March 31, 2019, the outstanding balance on this loan is $8,233. The loan balance at December 31, 2018 was $8,747.

During the first quarter of 2019, the Company paid off a financing agreement that had a loan balance of $3,335 as of December 31, 2018.

Note 7 – Shareholders’ Deficit:

During the period ended March 31, 2019, 1,673,500 shares of stock were issued in exchange for $146,500, 2,625 shares were issued to agents for no proceeds and 150,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expenses.

During the period ended March 31, 2018, 50,000 shares of stock were issued in exchange for $10,000.

Note 8 – Commitments and Contingencies:

The lease for the Company's facility in Geneseo, NY is month to month. The lease amount is $1,500 per month.

Note 9 – Related Party

The Company has a vendor that it contracts business with who is related to the majority shareholder. The vendor is also a shareholder of the Company. There were no amounts paid to this vendor for three months ended March 31, 2019 and for the year ended December 31, 2018 this vendor was paid $400.

Note 10 – Subsequent Events:

These financial statements have been evaluated for subsequent events through May 15, 2019.

Subsequent to March 31, 2019, the Company sold 290,000 shares of stock in exchange for $55,500in reliance on the exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D. Furthermore, 15,000 shares were issued to agents for no proceeds.

On April 5, 2019 the Company borrowed an additional $12,022 from an investing financing company resulting in the daily payback payments to increase from $487 to $587. This new loan was consolidated with an existing loan to result in a new balance of $17,000. The total payback will be $25,483 resulting in a finance charge of $8,483 or an imputed interest of 288%. The loan will be paid back by June 2019.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

and the Year Ended December 31, 2018

Note 10 – Subsequent Events (Continued):

On April 23, 2019, the Company entered into a financing agreement resulting in proceeds of $30,000. The Company is required to repay $47,850 from future revenue/receipts of the Company. The maximum amount to be paid is 20% of the Company’s revenue each day until $47,850 has been repaid. The Company has no revenue currently, however, the lender is collecting $598 daily. Based on these minimum payments the amount is expected to be repaid in August 2019. Based on these terms the discount given on the purchase was $17,850, representing an imputed interest of approximately 179%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the Company’s industry, the success of our business development, marketing and sales activities, vigorous competition in the Company’s industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

As of March 31, 2019, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. For the three months ended March 31, 2019, the Company had sustained a net loss of $190,537 and had an accumulated deficit of $4,051,764.

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

For the period ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary equity financing, or its ability to sell its services to generate consistent profitability.

Discussion of the Three Months ended March 31, 2019 as compared to the Three Months ended March 31, 2018

Net revenues during the three months ended March 31, 2019 and 2018 were $0.

During the three months ended March 31, 2019, the Company posted total operating expenses of $112,611, consisting of compensation and benefits of $73,114 and other general and administrative expenses of $39,497, as compared to total operating expenses of $134,549, consisting of compensation and benefits of $82,424 and other general and administrative expenses of $52,125 for the three months ended March 31, 2018. These decreases in operating costs resulted primarily from reduced professional fees in the current period as result of the Company going public in the prior year.

During the three months ended March 31, 2019, the Company posted interest expense of $77,926 and income tax expenses of $25, as compared interest expense of $1,580 for the three months ended March 31, 2018. This increase in interest expense related to new financing arrangements.

During the three months ended March 31, 2019, the Company posted net loss of $ $190,537 as compared to net loss of $136,129 for the three months ended March 31, 2018. The increase in net loss resulted from increases in interest expense.

For the three months ended March 31, 2019, the Company used cash in operating activities of $141,606. During such period, the Company also used no cash in investing activities and generated cash from financing activities of $139,501. In comparison, for the three months ended March 31, 2018, the Company used cash in operating activities of $114,198, used no cash in investing activities and generated cash from financing activities of $67,621. Our cash used in operating activities is primarily the result of our operating expenses exceeding our revenues.

Discussion of the Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

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

Liquidity and Capital Resources

The Company had a cash balance of $4,403 as of March 31, 2019, as compared to $6,508 as of December 31, 2018. The decrease in cash primarily reflects expenditures related to the Company’s operating expenses being offset by proceeds from the sale of common stock and issuances of new debt.

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

As reflected in the financial statements, the Company had an accumulated deficit of $4,051,764 as of March 31, 2019, a net loss of $190,537 and net cash used in operating activities of ($141,606) for the period ended March 31, 2019. The Company has gone public which has enhanced the Company’s to raise capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

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

Debt Financings

Unsecured loan balances from the founder and major shareholder as of March 31, 2019 was $763,350 and as of December 31, 2018 was $776,850. Net paybacks by the Company during the period ended March 31, 2019 were $13,500 and net borrowings for the year ended December 31, 2018 were $41,350 for working capital. The loans are non-interest bearing and have no repayment terms.

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due, as extended, by May 15, 2019. The loan payback amount ranges from $26,000 to $30,000 depending on when the loan is paid back. In addition, this shareholder received 100,000 shares of common stock and this was recorded as interest expense of $20,000 over the original term of the loan. As of March 31, 2019, $27,000 is due to this shareholder including interest of $7,000.

On January 23, 2019 to the Company borrowed $25,000 from a shareholder. Payment is due, as extended, by May 23, 2019. The loan payback ranges from $30,000 to $35,000 depending on when the loan is paid back. In addition, this shareholder received 50,000 shares of common stock and this was recorded as interest expense of $10,000 over the original term of the loan. As of March 31, 2019, $30,583 is due to shareholder including interest of $5,583.

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at March 31, 2019 and December 31, 2018 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On February 12, 2019 an additional $2,900 was borrowed on this line of credit. The loan’s interest rate is 44.27% and will be paid back on a monthly basis of approximately $837. The loan’s final payment is due in March 2021. As of March 31, 2019, the outstanding balance on this loan is $12,334. The loan balance at December 31, 2018 was $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62% The final payment is due in August 2019. As of March 31, 2019, the outstanding balance on this loan is $27,171. The loan balance at December 31, 2018 was $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. The Company is required to repay $78,988 from future revenue/receipts of the Company. The maximum amount to be paid is 15% of the Company's revenue each month until the earlier of 1) $78,988 has been repaid or 2) three years have passed. The Company has no revenue currently, however, the lender is collecting $2,468 weekly. Based on these minimum payments the amount is expected to be repaid in May 2019. Based on these terms the discount given on the purchase was $28,989, representing an imputed interest of approximately 159%. As of March 31, 2019, the outstanding balance on this loan is $13,352. The balance at December 31, 2018 was $35,208.

On October 26, 2018, the Company entered into a financing agreement resulting in proceeds of $10,000. On February 21, 2019 an additional $9,642 was borrowed to bring the outstanding balance to $13,000. The Company is required to repay $19,487 from future revenue/receipts of the Company. The maximum amount to be paid is 12% of the Company’s revenue each day until $19,487 has been repaid. The Company has no revenue currently, however, the lender is collecting $487 daily. Based on these terms the discount given on the purchase was $6,487, representing an imputed interest of approximately 520%. As of March 31, 2019, the outstanding balance on this loan is $4,227. The loan balance at December 31, 2018 was $5,132. This loan was refinanced subsequent to March 31, 2019.

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. On February 21, 2019 an additional $9,402 was borrowed to bring the outstanding balance to $15,000. The Company is required to repay $21,945 from future revenue/receipts of the Company. The maximum amount to be paid is 25% of the Company’s revenue each day until $21,945 has been repaid. The Company has no revenue currently, however, the lender is collecting $399 daily. Based on these terms the discount given on the purchase was $6,945, representing an imputed interest of approximately 351%. As of March 31, 2019, the outstanding balance on this loan is $8,233. The loan balance at December 31, 2018 was $8,747.

During the first quarter the Company paid off a financing agreement that had a loan balance of $3,335 as of December 31, 2018.

On April 5, 2019 the Company borrowed an additional $12,022 from an investing financing company resulting in the daily payback payments to increase from $487 to $587. This new loan was consolidated with an existing loan to result in a new balance of $17,000. The total payback will be $25,483 resulting in a finance charge of $8,483 or an imputed interest of 288%. The loan will be paid back by June 2019.

On April 23, 2019, the Company entered into a financing agreement resulting in proceeds of $30,000. The Company is required to repay $47,850 from future revenue/receipts of the Company. The maximum amount to be paid is 20% of the Company’s revenue each day until $47,850 has been repaid. The Company has no revenue currently, however, the lender is collecting $598 daily. Based on these minimum payments the amount is expected to be repaid in August 2019. Based on these terms the discount given on the purchase was $17,850, representing an imputed interest of approximately 179%.

Equity Sales

During the year ended December 31, 2018, 2,892,333 shares of stock were issued in exchange for $422,300 and 48,000 shares were issued for professional fees for $6,600.

During the period ended March 31, 2019, 1,673,500 shares of stock were issued in exchange for $146,500, 2,625 shares were issued to agents for no proceeds and 150,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expenses.

During the period ended March 31, 2018, 50,000 shares of stock were issued in exchange for $10,000.

Subsequent to March 31, 2019, the Company sold 290,000 shares of stock in exchange for $55,500 in reliance on the exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D. Furthermore, 15,000 shares were issued to agents for no proceeds.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by a smaller reporting company.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report by the Company's principal executive officer and principal financial officer in consultation with an outside accounting advisor.

Based upon that evaluation, the Company’s principal executive officer has concluded that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company intends to engage outside accounting advisors to assist the Company in implementing effective disclosure controls and procedures.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2019, 1,673,500 shares of stock were issued in exchange for $146,500 in reliance on the exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D. Furthermore, 2,625 shares were issued to agents for no proceeds and 150,000 shares were issued to shareholders for loan proceeds in reliance on the exemption from registration under Section 4(a)(2). Also, during the period ended March 31, 2018, 50,000 shares of stock were issued in exchange for $10,000.

Subsequent to March 31, 2019, the Company sold 290,000 shares of stock in exchange for $55,500 in reliance on the exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D. Furthermore, 15,000 shares were issued to agents for no proceeds.

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

ITEM 5. OTHER INFORMATION

No Changes in Nomination Procedures

During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2019.

SKYWOLF WIND TURBINE CORP.

By:	/s/ Gerald Brock
Title: President (Principal Executive Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2019.

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

Signature	Capacity	Date

/s/ Gerald Brock	Director	May 15, 2019

