Form 10-Q
period 2019-06-30
Sky Wolf Wind Turbine Corp
filed 2019-08-19
CIK 1525874

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 15, 2019, the Company had 83,218,833 shares of its common stock, par value $.001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.
TABLE OF CONTENTS

SKYWOLF WIND TURBINE CORP.

Balance Sheets

June 30, 2019 and December 31, 2018

	June 30,
	2019	December 31,
	(Unaudited)	2018

ASSETS

Current Assets:
Cash	$7,851	$6,508
Inventory	72,682	72,680
Prepaid insurance	369	2,491
Loan overpayments	-	2,136
Total Current Assets	80,902	83,815

Property and equipment, net	9,026	12,755

TOTAL ASSETS	$89,928	$96,570

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$94,002	$72,151
Accrued interest	22,850	-
Loans payable	60,792	105,951
Shareholder loans	815,550	776,850
Total Current Liabilities	993,194	954,952

Total Liabilities	993,194	954,952

Commitments and Contingent Liabilities (Note 8)	-	-

Shareholders' (Deficit):
Common stock - $0.001 par value, 110,000,000 shares authorized, 82,966,208 and 78,942,833 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	82,966	78,943
Additional paid-in capital	3,413,329	2,923,902
Accumulated deficit	(4,399,561)	(3,861,227)
Total Shareholders' (Deficit)	(903,266)	(858,382)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$89,928	$96,570

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
Compensation and benefits	166,315	90,146	239,429	172,570
Other general and administrative	111,628	36,432	151,124	88,560
Total Operating Expenses	277,943	126,578	390,553	261,130

Loss From Operations	(277,943)	(126,578)	(390,553)	(261,130)

Other Expense:
Interest expense	69,854	3,854	147,781	5,433
Total Other Expense	69,854	3,854	147,781	5,433

NET LOSS	$(347,797)	$(130,432)	$(538,334)	$(266,563)

Net Loss Per Share, Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Outstanding Shares Basic and Diluted	81,762,406	76,327,253	80,638,875	76,119,007

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Changes in Shareholders' (Deficit)

For the Six Months and Three Months Ended June 30, 2019 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance - December 31, 2018	78,942,833	$78,943	$2,923,902	$(3,861,227)	$(858,382)

Proceeds of common stock issued	1,676,125	1,676	144,824	-	146,500

Common stock issued to debt holders, consultants and agents, net of redemption	150,000	150	29,850	-	30,000

Net loss	-	-	-	(190,537)	(190,537)

Balance - March 31, 2019	80,768,958	$80,769	$3,098,576	$(4,051,764)	$(872,419)

Proceeds of common stock issued	619,875	620	121,380	-	122,000

Common stock issued to debt holders, employees and consultants	1,577,375	1,577	193,373	-	194,950

Net loss	-	-	-	(347,797)	(347,797)

Balance - June 30, 2019	82,966,208	$82,966	$3,413,329	$(4,399,561)	$(903,266)

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Changes in Shareholders' (Deficit)

For the Six Months and Three Months Ended June 30, 2019 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance - December 31, 2017	75,982,500	$75,983	$2,497,962	$(3,247,446)	$(673,501)

Proceeds of common stock issued	50,000	50	9,950	-	10,000

Net loss	-	-	-	(136,129)	(136,129)

Balance - March 31, 2018	76,032,500	$76,033	$2,507,912	$(3,383,575)	$(799,630)

Proceeds of common stock issued	1,005,000	1,005	114,995	-	116,000

Common stock issued to employees, consultants and agents, net of redemption	30,000	30	2,970	-	3,000

Net loss	-	-	-	(130,432)	(130,432)

Balance - June 30, 2018	77,067,500	$77,068	$2,625,877	$(3,514,009)	$(811,064)

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(538,334)	$(266,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash items:
Depreciation	3,729	3,563
Stock issued to consultants and agents	224,950	3,000
Change in operating assets and liabilities:
Inventory	(2)	361
Prepaid insurance	2,122	2,122
Accounts payable and accrued expenses	21,851	2,974
Accrued interest	22,850	-
Net cash (used in) operating activities	(262,834)	(254,543)

Cash flows from financing activities:
Proceeds from loans	114,425	48,700
Loan payable payments	(159,584)	(20,260)
Proceeds from common stock issuance	268,500	126,000
Proceeds from shareholder loan	146,700	102,000
Shareholder loan payments	(108,000)	-
Loan overpayments returned	2,136	-
Net cash provided by financing activities	264,177	256,440

Net increase in cash	1,343	1,897

Cash, beginning of year	6,508	48,593

CASH, END OF PERIOD	$7,851	$50,490

Supplemental disclosures and cash flow information:
Interest paid	$124,931	$5,433
Taxes paid	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

June 30, 2019

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

Cash – For financial statement presentation purposes, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at June 30, 2019 or December 31, 2018. The Company maintains its cash in bank deposit accounts, which at times may exceed federally-insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institution.

Accounts Receivable – Credit is granted to substantially all customers. The Company carries its accounts receivable at invoice amount less any allowance for doubtful accounts.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

June 30, 2019

Note 2 – Summary of Significant Accounting Policies (Continued):

Allowance For Doubtful Accounts – As of June 30, 2019 and December 31, 2018 there are no anticipated bad debts. Therefore, an allowance for doubtful accounts was not recorded.

Inventory – Inventory consists of unassembled parts and is stated at the lower of cost or net realizable value. The Company capitalizes applicable direct and indirect costs incurred in inventory production. Obsolete inventory is reserved for and there was no reserve at June 30, 2019 or December 31, 2018.

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

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset, including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. There was no impairment considered necessary for the period ended June 30, 2019 or for the year ended December 31, 2018.

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs were $882 and $2,533 and $2,499 and $6,062 for the three and six months ending June 30, 2019 and 2018, respectively.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

June 30, 2019

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

June 30, 2019

Note 3 – Going Concern (Continued):

The financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $4,399,561 as of June 30, 2019, a net loss of $538,334 and net cash used in operating activities of $262,834 for the period ended June 30, 2019. The Company has gone public which has enhanced the Company’s ability to raise capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

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

Note 4 – Property and Equipment:

Property and equipment consists of the following at June 30, 2019 and December 31, 2018:

	2019	2018

Software	$1,795	$1,795
Equipment and tools	37,293	37,293
	39,088	39,088
Accumulated depreciation	(30,062)	(26,333)
	$9,026	$12,755

Depreciation expense for the three and six months ended June 30, 2019 was $1,864 and $3,729, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $1,781 and $3,563, respectively. Depreciation is included in other general and administrative expenses on the statements of operations.

Note 5 – Shareholder Loans:

Unsecured loan balances from the founder and major shareholder as of June 30, 2019 was $740,550 and as of December 31, 2018 was $776,850. Net paybacks by the Company during the period ended June 30, 2019 were $36,300. The loans are non-interest bearing and have no repayment terms.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

June 30, 2019

Note 5 – Shareholder Loans (Continued):

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due by July 14, 2019. The payment was subsequently extended until August 14, 2019. The loan payback including accrued interest is $30,000. In addition, this shareholder received 150,000 shares of common stock and this was recorded as interest expense.

On January 23, 2019 the Company borrowed $25,000 from a shareholder. Payment is past due. The loan payback including accrued interest is $35,000. In addition, this shareholder received 50,000 shares of common stock, valued at $10,000, and this was recorded as interest expense. Subsequent to year end, this shareholder received 25,000 shares, valued at $5,000, to extend the payment terms.

On June 13, 2019 the Company borrowed $30,000 from a shareholder. The loan payback including interest is $39,000. The loan is outstanding as of the filing date.

Note 6 – Loans Payable:

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at June 30, 2019 and December 31, 2018 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On February 12, 2019 an additional $2,900 was borrowed on this line of credit. The loan’s interest rate is 44.27% and will be paid back on a monthly basis of approximately $837. The loan’s final payment is due in March 2021. As of June 30, 2019, the outstanding balance on this loan is $12,348. The loan balance at December 31, 2019 was $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62% The final payment is due in August 2019. As of June 30, 2019, the outstanding balance on this loan is $8,997. The loan balance at December 31, 2018 was $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. On April 25, 2019 this loan was refinanced in the amount of $30,000. The Company is required to repay $47,850. The loan is being paid back in weekly installments of $2,991. Based on these minimum payments the amount is expected to be repaid in August 2019. Based on these terms the discount given on the purchase was $17,850, representing an imputed interest of approximately 310%. As of June 30, 2019, the outstanding balance on this loan is $16,631. The balance at December 31, 2018 was, $35,208.

On May 15,2019, the Company entered into a financing agreement resulting in proceeds of $20,000. The Company is required to repay $29,980 from future revenue/receipts of the Company. The loan is being paid back in daily installments of $587. Based on these terms the discount given on the purchase was $9,980, representing an imputed interest of approximately 411%. As of June 30, 2019, the outstanding balance on this loan is $7,543. The loan balance at December 31, 2018 was $5,132 which was refinanced on May 15, 2019.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

June 30, 2019

Note 6 – Loans Payable (Continued):

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. On February 21, 2019 an additional $9,402 was borrowed to bring the outstanding balance to $15,000. The loan is being paid back in daily installments of $399. Based on these terms the discount given on the purchase was $6,945, representing an imputed interest of approximately 351%. This loan was paid off in 2019. The loan balance at December 31, 2018 was $8,747.

During the first quarter the Company paid off a financing agreement that had a loan balance of $3,335 as of December 31, 2018.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan’s interest rate is 480%. The final payment is due in July 2019. As of June 30, 2019 the outstanding balance on this loan is $4,355.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan’s interest rate is 480%. The final payment is due in July 2019. As of June 30, 2019, the outstanding balance on this loan is $4,355.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $15,200. The loan is being paid back in daily installments of $190. The loan’s interest rate is 287%. The final payment is due in September of 2019. As of June 30, 2019, the outstanding balance on this loan is $6,564.

Note 7 – Shareholders’ Deficit:

During the six months ended June 30, 2019, 2,296,000 shares of stock were issued in exchange for $268,500, 327,375 shares were issued to consultants for professional fees of $64,950 and 200,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expenses. In addition, 1,200,000 shares were issued to employees. For the employee shares issued compensation expense of $120,000 was recorded.

During the six months ended June 30, 2018, 1,055,000 shares of stock were issued in exchange for $126,000 and 30,000 shares were issued for professional fees of $3,000.

Note 8 – Commitments and Contingencies:

The lease for the Company's facility in Geneseo, NY is month to month. The lease amount is $1,500 per month.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

June 30, 2019

Note 9 – Related Party

The Company has a vendor that it contracts business with who is related to the majority shareholder. The vendor is also a shareholder of the Company. There were no amounts paid to this vendor for six months ended June 30, 2019 and for the six months ended June 30, 2018.

Note 10 – Subsequent Events:

Subsequent to June 30, 2019 the Company sold 225,000 shares of common stock for $45,000, issued 25,000 shares to other shareholders to extend a loan repayment schedule and 2,625 shares were issued to agents.

On July 22, 2019, Company and GR8 Seas Holdings, Inc. (“Buyer”) entered into a definitive sales and purchase agreement (the "Agreement"). Pursuant the Agreement, the Buyer has agreed to purchase 500 of the Company's SkyWolf Model 35H-A Hybrid Diffused Augmented wind turbines at the price of $26,000 each or $13,000,000 total. The purchase price of the turbines is subject to increase if the cost to the Company of any components used in the manufacturing of the turbines increases as the result of any tariff. The turbines will be purchased by the Buyer pursuant to release orders to be issued by the Buyer over 24 months from the date of the Agreement. The initial release order for 150 turbines was issued by the Buyer simultaneously with the execution and delivery of the Agreement. The initial order of 150 turbines is expected to be delivered to the Buyer in three monthly installments of 50 turbines each beginning in October 2019. An initial deposit of 60% of the purchase price for the turbines covered in any release order is payable within 30 days after delivery of the release order. An additional 15% of the purchase price for the turbines covered in any release order is payable on the earlier of (i) 60 days after delivery of the release order or (ii) the Company's delivery of the first turbine covered by the release order. The remainder of the purchase price for the turbines covered in any release order is payable within 30 days after delivery of the turbines.

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

On July 22, 2019, Company and GR8 Seas Holdings, Inc. (“Buyer”) entered into a definitive sales and purchase agreement (the "Agreement"). Pursuant the Agreement, the Buyer has agreed to purchase 500 of the Company's SkyWolf Model 35H-A Hybrid Diffused Augmented wind turbines at the price of $26,000 each or $13,000,000 total. The purchase price of the turbines is subject to increase if the cost to the Company of any components used in the manufacturing of the turbines increases as the result of any tariff. The turbines will be purchased by the Buyer pursuant to release orders to be issued by the Buyer over 24 months from the date of the Agreement. The initial release order for 150 turbines was issued by the Buyer simultaneously with the execution and delivery of the Agreement. The initial order of 150 turbines is expected to be delivered to the Buyer in three monthly installments of 50 turbines each beginning in October 2019. An initial deposit of 60% of the purchase price for the turbines covered in any release order is payable within 30 days after delivery of the release order. An additional 15% of the purchase price for the turbines covered in any release order is payable on the earlier of (i) 60 days after delivery of the release order or (ii) the Company's delivery of the first turbine covered by the release order. The remainder of the purchase price for the turbines covered in any release order is payable within 30 days after delivery of the turbines.

As of June 30, 2019, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. For the six months ended June 30, 2019, the Company had sustained a net loss of $538,334 and had an accumulated deficit of $4,399,561.

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

For the period ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon financial support from its principal stockholders, its ability to obtain necessary debt and equity financing, or its ability to sell its services to generate consistent profitability.

Discussion of the Three Months ended June 30, 2019 as compared to the Three Months ended June 30, 2018

Net revenues during the three months ended June 30, 2019 and 2018 were $0.

During the three months ended June 30, 2019, the Company posted total operating expenses of $277,943, consisting of compensation and benefits of $166,315 and other general and administrative expenses of $111,628, as compared to total operating expenses of $126,578, consisting of compensation and benefits of $90,146 and other general and administrative expenses of $36,432 for the three months ended June 30, 2018. These increases in operating costs resulted primarily from increases in general and administrative expenses related to the expansion of the Company’s business and shares issued to employees offset by a decrease in cash compensation taken by certain employees of the Company.

During the three months ended June 30, 2019, the Company posted interest expense of $69,854, as compared to interest expense of $3,854 for the three months ended June 30, 2018. This increase in interest expense is related to new financing arrangements.

During the three months ended June 30, 2019, the Company posted net loss of $347,797 as compared to net loss of $130,432 for the three months ended June 30, 2018. The increase in net loss primarily resulted from increases in operating expenses and interest expense.

Discussion of the Six Months ended June 30, 2019 as compared to the Six Months ended June 30, 2018

Net revenues during the six months ended June 30, 2019 and 2018 were $0.

During the six months ended June 30, 2019, the Company posted total operating expenses of $390,553, consisting of compensation and benefits of $239,429 and other general and administrative expenses of $151,124, as compared to total operating expenses of $261,130, consisting of compensation and benefits of $172,570 and other general and administrative expenses of $88,560 for the six months ended June 30, 2018. These increases in operating costs resulted primarily from increases in general and administrative expenses related to the expansion of the Company’s business and shares issued to employees offset by a decrease in cash compensation taken by certain employees of the Company.

During the six months ended June 30, 2019, the Company posted interest expense of $147,781, as compared to interest expense of $5,433 for the six months ended June 30, 2018. This increase in interest expense is related to new financing arrangements.

During the six months ended June 30, 2019, the Company posted net loss of $538,334 as compared to net loss of $266,563 for the six months ended June 30, 2018. The increase in net loss resulted primarily from an increase in interest expense.

For the six months ended June 30, 2019, the Company used cash in operating activities of $262,834. During such period, the Company also used no cash in investing activities and generated cash from financing activities of $264,177. In comparison, for the six months ended June 30, 2018, the Company used cash in operating activities of $254,543, used no cash in investing activities and generated cash from financing activities of $256,440. Our cash used in operating activities is primarily the result of our operating expenses exceeding our revenues.

Liquidity and Capital Resources

The Company had a cash balance of $7,851 as of June 30, 2019, as compared to $6,508 as of December 31, 2018. The increase in cash primarily reflects expenditures related to the Company’s operating expenses being offset by proceeds from the sale of common stock and issuances of new debt.

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

As reflected in the financial statements, the Company had an accumulated deficit of $4,399,561 as of June 30, 2019, a net loss of $538,334 and net cash used in operating activities of $262,834 for the period ended June 30, 2019. The Company has gone public which has enhanced the Company’s ability to raise capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

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

Debt Financings

Unsecured loan balances from the founder and major shareholder as of June 30, 2019 was $740,550 and as of December 31, 2018 was $776,850. Net paybacks by the Company during the period ended June 30, 2019 were $36,300. The loans are non-interest bearing and have no repayment terms.

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due by July 14, 2019. The payment was subsequently extended until August 14, 2019. The loan payback including accrued interest is $30,000. In addition, this shareholder received 150,000 shares of common stock and this was recorded as interest expense.

On January 23, 2019 the Company borrowed $25,000 from a shareholder. Payment is past due. The loan payback including accrued interest is $35,000. In addition, this shareholder received 50,000 shares of common stock valued at $10,000, and this was recorded as interest expense. Subsequent to year end, this shareholder received 25,000 shares valued at $5,000, to extend the payment terms.

On June 13, 2019 the Company borrowed $30,000 from a shareholder. The loan payback including interest is $39,000. The loan is outstanding as of the filing date.

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at June 30, 2019 and December 31, 2018 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On February 12, 2019 an additional $2,900 was borrowed on this line of credit. The loan’s interest rate is 44.27% and will be paid back on a monthly basis of approximately $837. The loan’s final payment is due in March 2021. As of June 30, 2019, the outstanding balance on this loan is $12,348. The loan balance at December 31, 2019 was $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62% The final payment is due in August 2019. As of June 30, 2019, the outstanding balance on this loan is $8,997. The loan balance at December 31, 2018 was $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. On April 25, 2019 this loan was refinanced in the amount of $30,000. The Company is required to repay $47,850. The loan is being paid back in weekly installments of $2,991. Based on these minimum payments the amount is expected to be repaid in August 2019. Based on these terms the discount given on the purchase was $17,850, representing an imputed interest of approximately 310%. As of June 30, 2019, the outstanding balance on this loan is $16,631. The balance at December 31, 2018 was, $35,208.

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. On February 21, 2019 an additional $9,402 was borrowed to bring the outstanding balance to $15,000. The loan is being paid back in daily installments of $399. Based on these terms the discount given on the purchase was $6,945, representing an imputed interest of approximately 351%. This loan was paid off in 2019. The loan balance at December 31, 2018 was $8,747.

On May 15,2019, the Company entered into a financing agreement resulting in proceeds of $20,000. The Company is required to repay $29,980 from future revenue/receipts of the Company. The loan is being paid back in daily installments of $587. Based on these terms the discount given on the purchase was $9,980, representing an imputed interest of approximately 411%. As of June 30, 2019, the outstanding balance on this loan is $7,543. The loan balance at December 31, 2018 was $5,132 which was refinanced on May 15, 2019.

During the first quarter the Company paid off a financing agreement that had a loan balance of $3,335 as of December 31, 2018.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan’s interest rate is 480%. The final payment is due in July 2019. As of June 30, 2019 the outstanding balance on this loan is $4,355.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan’s interest rate is 480%. The final payment is due in July 2019. As of June 30, 2019, the outstanding balance on this loan is $4,355.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $15,200. The loan is being paid back in daily installments of $190. The loan’s interest rate is 287%. The final payment is due in September of 2019. As of June 30, 2019 the outstanding balance on this loan is $6,564.

Equity Sales

During the six months ended June 30, 2019, 2,296,000 shares of stock were issued in exchange for $268,500, 327,375 shares were issued to consultants for professional fees of $64,950 and 200,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expenses. In addition, 1,200,000 shares were issued to employees. For the employee shares issued compensation expense of $120,000 was recorded.

During the six months ended June 30, 2018, 1,055,000 shares of stock were issued in exchange for $126,000 and 30,000 shares were issued for professional fees of $3,000.

Subsequent to June 30, 2019 the Company sold 225,000 shares of common stock for $45,000, issued 25,000 shares to other shareholders to extend a loan repayment schedule and 2,625 shares were issued to agents.

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

PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, 2,296,000 shares of stock were issued in exchange for $268,500, 327,375 shares were issued to consultants for professional fees of $64,950 and 200,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expenses. In addition, 1,200,000 shares were issued to employees. For the employee shares issued compensation expense of $120,000 was recorded. These shares were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

Subsequent to June 30, 2019 the Company sold 225,000 shares of common stock for $45,000, issued 25,000 shares to other shareholders to extend a loan repayment schedule and 2,625 shares were issued to agents. These shares were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (filed as an Exhibit to Form S-1, filed on May 15, 2017)
3.2	Bylaws (filed as an Exhibit to Form S-1, filed on May 15, 2017)
10.1	Memorandum of Understanding with Ferchale Trading SAC (filed as an Exhibit to Form S-1, filed on May 15, 2017)
10.2	Employment Agreement with Paul Morrell (filed as an Exhibit to Form S-1, filed on August 14, 2017)
10.3	Business Loan Agreement (filed as an Exhibit to Form S-1, filed on August 14, 2017)
10.4	Letter of Intent received from Gr8 Seas Holdings, Inc. (filed as an Exhibit to Form 8-K, filed on February 13, 2019)
10.5	Sales and Purchase Agreement by and between Gr8 Seas Holdings, Inc. and SkyWolf Wind Turbines Corp. (filed as an Exhibit to Form 8-K, filed on July 26, 2019)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2019.

SKYWOLF WIND TURBINE CORP.

By:	/s/ Gerald Brock
Title: President (Principal Executive Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2019.

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

Signature	Capacity	Date

/s/ Gerald Brock	Director	August 16, 2019

