Form 10-Q
period 2019-09-30
Sky Wolf Wind Turbine Corp
filed 2019-11-14
CIK 1525874

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, the Company had 83,318,490 shares of its common stock, par value $.001 per share, issued and outstanding.

UNITED CAPITAL CONSULTANTS INC.
TABLE OF CONTENTS

 SKYWOLF WIND TURBINE CORP.

Balance Sheets

September 30, 2019 and December 31, 2018

	September, 30
	2019	December 31,
	(Unaudited)	2018
ASSETS

Current Assets:
Cash	$-	$6,508
Inventory	72,680	72,680
Prepaid insurance	2,507	2,491
Loan overpayments	-	2,136
Total Current Assets	75,187	83,815

Right of use asset, net	97,959	-
Property and equipment, net	7,162	12,755

TOTAL ASSETS	$180,308	$96,570

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$131,108	$72,151
Current portion of lease liability	54,000	-
Accrued interest	37,970	-
Loans payable	10,979	105,951
Shareholder loans	857,350	776,850
Total Current Liabilities	1,091,407	954,952

Long-Term Liabilities:
Lease liability	43,959	-
Total Long-Term Liabilities	43,959	-

Total Liabilities	1,135,366	954,952

Commitments and Contingent Liabilities (Note 8)	-	-

Shareholders' (Deficit):
Common stock - $0.001 par value, 110,000,000 shares authorized, 83,260,740 and 78,942,833 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	83,261	78,943
Additional paid-in capital	3,471,940	2,923,902
Accumulated deficit	(4,510,259)	(3,861,227)
Total Shareholders' (Deficit)	(955,058)	(858,382)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$180,308	$96,570

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses:
Compensation and benefits	14,150	90,839	253,579	263,409
Other general and administrative	46,180	66,892	197,306	155,451
Total Operating Expenses	60,330	157,731	450,885	418,860

Loss From Operations	(60,330)	(157,731)	(450,885)	(418,860)

Other Expense:
Interest expense	50,368	22,711	198,148	28,144
Total Other Expense	50,368	22,711	198,148	28,144

NET LOSS	$(110,698)	$(180,442)	$(649,033)	$(447,004)

Net Loss Per Share, Basic and Diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Outstanding Shares Basic and Diluted	83,191,939	77,626,744	81,523,372	77,057,595

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Changes in Shareholders' (Deficit)

For the Three Months and Nine Months Ended September 30, 2019 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance - December 31, 2018	78,942,833	$78,943	$2,923,902	$(3,861,227)	$(858,382)

Proceeds of common stock issued	1,676,125	1,676	144,824	-	146,500

Common stock issued to debt holders, consultants and agents, net of redemption	150,000	150	29,850	-	30,000

Net loss	-	-	-	(190,537)	(190,537)

Balance - March 31, 2019	80,768,958	$80,769	$3,098,576	$(4,051,764)	$(872,419)

Proceeds of common stock issued	619,875	620	121,380	-	122,000

Common stock issued to debt holders, consultants and agents, net of redemption	1,577,375	1,577	193,373	-	194,950

Net loss	-	-	-	(347,797)	(347,797)

Balance - June 30, 2019	82,966,208	$82,966	$3,413,329	$(4,399,561)	$(903,266)

Proceeds of common stock issued	245,000	245	48,755	-	49,000

Common stock issued to debt holders, consultants and agents, net of redemption	49,532	50	9,856	-	9,906

Net loss	-	-	-	(110,698)	(110,698)

Balance - September 30, 2019	83,260,740	$83,261	$3,471,940	$(4,510,259)	$(955,058)

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Changes in Shareholders' (Deficit)

For the Three Months and Nine Months Ended September 30, 2018 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance - December 31, 2017	75,982,500	$75,983	$2,497,962	$(3,247,446)	$(673,501)

Proceeds of common stock issued	50,000	50	9,950	-	10,000

Net loss	-	-	-	(136,129)	(136,129)

Balance - March 31, 2018	76,032,500	$76,033	$2,507,912	$(3,383,575)	$(799,630)

Proceeds of common stock issued	1,005,000	1,005	114,995	-	116,000

Common stock issued to employees, consultants and agents, net of redemption	30,000	30	2,970	-	3,000

Net loss	-	-	-	(130,434)	(130,434)

Balance - June 30, 2018	77,067,500	$77,068	$2,625,877	$(3,514,009)	$(811,064)

Proceeds of common stock issued	737,333	737	138,563	-	139,300

Common stock issued to employees, consultants and agents, net of redemption	15,000	15	2,985	-	3,000

Net loss	-	-	-	(180,442)	(180,442)

Balance - September 30, 2018	77,819,833	$77,820	$2,767,425	$(3,694,451)	$(849,206)

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(649,033)	$(447,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash items:
Depreciation	5,594	5,576
Stock issued to consultants and agents	234,857	6,000
Change in operating assets and liabilities:
Inventory	-	(2,668)
Prepaid insurance	(16)	(1,078)
Accounts payable and accrued expenses	58,956	20,666
Accrued interest	37,970	-
Net cash (used in) operating activities	(311,672)	(418,508)

Cash flows from financing activities:
Proceeds from loans	114,425	155,176
Loan payable payments	(209,397)	(65,681)
Proceeds from common stock issuance	317,500	265,300
Proceeds from shareholder loan	188,500	130,000
Shareholder loan payments	(108,000)	(60,000)
Loan overpayments returned	2,136	-
Net cash provided by financing activities	305,164	424,795

Net (decrease) increase in cash	(6,508)	6,287

Cash, beginning of period	6,508	48,593

CASH, END OF PERIOD	$-	$54,880

Supplemental disclosures and cash flow information:
Interest paid	$198,148	$28,144
Taxes paid	$25	$25

The accompanying notes are an integral part of these condensed financial statements.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

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

Cash – For financial statement presentation purposes, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at September 30, 2019 or December 31, 2018. The Company maintains its cash in bank deposit accounts, which at times may exceed federally-insured limits. The Company believes it is not exposed to any significant credit risk as a result of any non-performance by the financial institution.

Accounts Receivable – Credit is granted to substantially all customers. The Company carries its accounts receivable at invoice amount less any allowance for doubtful accounts.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

Note 2 – Summary of Significant Accounting Policies (Continued):

Allowance For Doubtful Accounts – As of September 30, 2019 and December 31, 2018 there are no anticipated bad debts. Therefore, an allowance for doubtful accounts was not recorded.

Inventory – Inventory consists of unassembled parts and is stated at the lower of cost or net realizable value. The Company capitalizes applicable direct and indirect costs incurred in inventory production. Obsolete inventory is reserved for and there was no reserve at September 30, 2019 or December 31, 2018.

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

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net discounted cash flows expected to be generated by the asset, including its ultimate disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. There was no impairment considered necessary for the period ended September 30, 2019 or for the year ended December 31, 2018.

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs were $622 and $3,156 and $1,025 and $7,087 for the three and nine months ending September 30, 2019 and 2018, respectively.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

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

As reflected in the financial statements, the Company had an accumulated deficit of $4,510,259 as of September 30, 2019, a net loss of $649,033 and net cash used in operating activities of $311,672 for the nine months ended September 30, 2019. On July 22, 2019, Skywolf Wind Turbine Corporation and GR8 Seas Holdings, Inc. (Buyer) entered into a two year, $13,000,000 definitive sales and purchase agreement. The Company is continually looking to sell its products to generate additional revenue and operating cash flow.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

Note 3 – Going Concern (Continued):

Through oral conveyance, management affirms that it is probable that it will meet its obligations through revenue from the sale of the Company’s wind turbines, advances from the Company’s Director and controlling shareholders, and through the sale of stock. However, since these have not been received or agreed to in writing as of the issuance of these financial statements, the conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment:

Property and equipment consists of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Software	$1,795	$1,795
Equipment and tools	37,293	37,293
	39,088	39,088
Accumulated depreciation	(31,926)	(26,333)
	$7,162	$12,755

Depreciation expense for the three and nine months ended September 30, 2019 was $1,865 and $5,594, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $2,014 and $5,576, respectively. Depreciation is included in other general and administrative expenses on the statements of operations.

Note 5 – Shareholder Loans:

Unsecured loan balances from the founder and major shareholder as of September 30, 2019 was $782,350 and as of December 31, 2018 was $776,850. Net loans by the Company during the nine months ended September 30, 2019 were $5,500. The loans are non-interest bearing and have no repayment terms.

On January 7, 2019 the Company borrowed $20,000 from a shareholder. Payment is due by July 14, 2019. The payment was subsequently extended until October 14, 2019. The loan payback including accrued interest is $30,000. In addition, this shareholder received 195,000 shares of common stock and this was recorded as interest expense. The loan is outstanding as of the filing date.

On January 23, 2019 to the Company borrowed $25,000 from a shareholder. Payment is past due. The loan payback including accrued interest is $35,000. In addition, this shareholder received 50,000 shares of common stock valued at $10,000, and this was recorded as interest expense. This loan is outstanding as of the filing date.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

Note 5 – Shareholder Loans (Continued):

On June 13, 2019 the Company borrowed $30,000 from a shareholder. The loan payback including interest is $39,000 plus late fees of $8,970. The loan was due August 13, 2019. The loan is outstanding as of the filing date.

Note 6 – Loans Payable:

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at September 30, 2019 and December 31, 2018 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On February 12, 2019 an additional $2,900 was borrowed on this line of credit. The loan’s interest rate is 44.27% and will be paid back on a monthly basis of approximately $837. The loan’s final payment is due in March 2021. As of September 30, 2019, the outstanding balance on this loan is $10,979. The loan balance at December 31, 2018 was $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan’s interest rate is 62%. The final payment was due in August 2019. As of September 30, 2019, the loan was paid in full. The loan balance at December 31, 2018 was $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. On April 25, 2019 this loan was refinanced in the amount of $30,000. The Company is required to repay $47,850. The loan is being paid back in weekly installments of $2,991. Based on these minimum payments the amount is expected to be repaid in August 2019. Based on these terms the discount given on the purchase was $17,850, representing an imputed interest of approximately 310%. As of September 30, 2019, the loan was paid in full. The balance at December 31, 2018 was $35,208.

On May 15, 2019, the Company entered into a financing agreement resulting in proceeds of $20,000. The Company is required to repay $29,980 from future revenue/receipts of the Company. The loan is being paid back in daily installments of $587. Based on these terms the discount given on the purchase was $9,980, representing an imputed interest of approximately 411%. As of September 30, 2019, the loan was paid in full. The loan balance at December 31, 2018 was $5,132 which was refinanced on May 15, 2019.

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

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

Note 6 – Loans Payable (Continued):

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan’s interest rate is 480%. The final payment is due in July 2019. As of September 30, 2019 this loan was paid in full.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan’s interest rate is 480%. The final payment is due in July 2019. As of September 30, 2019, this loan was paid in full.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $15,200. The loan is being paid back in daily installments of $190. The loan’s interest rate is 287%. The final payment is due in September of 2019. As of September 30, 2019 this loan was paid in full.

Note 7 – Shareholders’ Deficit:

During the nine months ended September 30, 2019, 2,541,000 shares of stock were issued in exchange for $317,500, 331,907 shares were issued to consultants for professional fees of $65,856 and 245,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expense of $49,000. In addition, 1,200,000 shares were issued to employees. For the employee shares issued compensation expense of $120,000 was recorded.

During the nine months ended September 30, 2018, 1,792,333 shares of stock were issued in exchange for $265,300 and 45,000 shares were issued for professional fees of $6,000.

SKYWOLF WIND TURBINE CORP.

Notes to Financial Statements

September 30, 2019

Note 8 – Leases:

The lease for the Company's facility in Geneseo, NY is month to month. The lease amount is $1,500 per month.

In February 2016, the FASB issued amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The new standard requires entities to recognize a liability for their lease obligations and a corresponding right-of-use asset, initially measured at the present value of the lease payments. Subsequent accounting depends on whether the agreement is deemed to be a financing or operating lease. For operating leases, a lessee recognizes its total lease expense as an operating expense over the lease term. The ASU requires that assets and liabilities be presented and disclosed separately, and the liabilities must be classified appropriately as current and noncurrent. The ASU further requires additional disclosure of certain qualitative and quantitative information related to lease agreements. The ASU was effective for the Company beginning on January 1, 2019, at which time we adopted the new standard using the modified retrospective approach as of the date of adoption. Upon adoption, we did not recognize a right-of-use asset or a lease liability related to the existing building lease as it is a month to month lease. However, on September 1, 2019 the Company leased a warehouse in Avon, NY for manufacturing and assembly operations. The lease commenced September 1, 2019 for a period of two years at a monthly lease cost of $4,500 per month. A summary of the impact to the Balance Sheet as of January 1, 2019 and the balances as of September 30, 2019 are as follows:

	December 31, 2018	Effect of Change	January 1, 2019	September 30, 2019
Right of use asset, net	0	0	0	97,959

Operating lease liability – short-term	0	0	0	54,000

Operating lease liability – long-term	0	0	0	43,959

Note 9 – Related Party

The Company has a vendor that it contracts business with who is related to the majority shareholder. The vendor is also a shareholder of the Company. There were no amounts paid to this vendor for nine months ended September 30, 2019 and for the nine months ended June 30, 2018.

Note 10 – Subsequent Events:

The Company borrowed $10,000 from shareholders. A total of $12,000 was to be paid back by October 20, 2019 but still remains outstanding Per the agreement, interest accrues at 1% per day late. As of the filing date there is additional accrued interest of approximately $2,640.

In addition, the Company sold 52,500 shares of stock for $10,500 and issued 5,250 shares to agents.

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

Overview

SkyWolf Wind Turbine Corp. (the “Company” or “SkyWolf”) was incorporated under the laws of the State of New York on August 3, 2010 and was formerly known as Brock Renewable Energy Research & Development Corporation. The Company is the designer, manufacturer, and supplier of a patented Solar Hybrid Diffused Augmented Wind Turbine aka “The Hybrid,” which uses wind and solar energy sources combined in one unit. The Company currently has four full-time employees, multiple consultants and several independent sales representatives. The Company plans to increase the size of its workforce significantly during the fourth quarter. The administrative offices are located in a single 5,000 sq. ft. building where products are developed, marketed and sold along with feasibility studies which are conducted to determine optimum site location. In September the Company leased an additional building located in Avon, NY. The Company will use this space for manufacturing and assembly.

The Company’s s headquarters and administrative offices are located at 156 Court Street, Geneseo, New York 14454. The Company’s manufacturing and production facility is located at 2979 Lakeville Road, Avon, NY 14414. The Company’s main phone number is (585) 447-9135. The Company’s fiscal year end is December 31. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership or any similar proceedings.

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

On July 22, 2019, Company and GR8 Seas Holdings, Inc. (“Buyer”) entered into a definitive sales and purchase agreement (the "Agreement"). Pursuant to the Agreement, the Buyer has agreed to purchase 500 of the Company's SkyWolf Model 35H-A Hybrid Diffused Augmented wind turbines at the price of $26,000 each or $13,000,000 total. The purchase price of the turbines is subject to increase if the cost to the Company of any components used in the manufacturing of the turbines increases as the result of any tariff. The turbines will be purchased by the Buyer pursuant to release orders to be issued by the Buyer over 24 months from the date of the Agreement. The initial release order for 150 turbines was issued by the Buyer simultaneously with the execution and delivery of the Agreement. The initial order of 150 turbines is expected to be delivered to the Buyer in three monthly installments of 50 turbines each. An initial deposit of 60% of the purchase price for the turbines covered in any release order is payable within 30 days after delivery of the release order. An additional 15% of the purchase price for the turbines covered in any release order is payable on the earlier of (i) 60 days after delivery of the release order or (ii) the Company's delivery of the first turbine covered by the release order. The remainder of the purchase price for the turbines covered in any release order is payable within 30 days after delivery of the turbines. As of the date of this report, the Company is still awaiting payment for the initial purchase order.

As of September 30, 2019, the Company had not generated significant, recurring revenues and had not shown a history of positive income or cash flows from operations since inception. For the nine months ended September 30, 2019, the Company had sustained a net loss of $649,033 and had an accumulated deficit of $4,510,259.

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

For the period ended December 31, 2018, the Company’s independent auditors issued a report raising substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon revenue from the sale of the Company’s wind turbines, financial support from its principal stockholders, its ability to obtain necessary debt and equity financing and through the sale of stock.

Discussion of the Three Months ended September 30, 2019 as compared to the Three Months ended September 30, 2018

Net revenues during the three months ended September 30, 2019 and 2018 were $0.

During the three months ended September 30, 2019, the Company posted total operating expenses of $60,330, consisting of compensation and benefits of $14,150 and other general and administrative expenses of $46,180, as compared to total operating expenses of $157,731, consisting of compensation and benefits of $90,839 and other general and administrative expenses of $66,892 for the three months ended September 30, 2018. These decreases in operating costs resulted primarily from decreases in general and administrative expenses related to the operation of the Company’s business and a decrease in cash compensation taken by certain employees of the Company.

During the three months ended September 30, 2019, the Company posted interest expense of $50,368, as compared to interest expense of $22,711 for the three months ended September 30, 2018. This increase in interest expense is related to new financing arrangements.

During the three months ended September 30, 2019, the Company posted net loss of $110,698 as compared to net loss of $180,442 for the three months ended September 30, 2018. The decrease in net loss primarily resulted from decreases in operating expenses.

Discussion of the Nine Months ended September 30, 2019 as compared to the Nine Months ended September 30, 2018

Net revenues during the nine months ended September 30, 2019 and 2018 were $0.

During the nine months ended September 30, 2019, the Company posted total operating expenses of $450,885, consisting of compensation and benefits of $253,579 and other general and administrative expenses of $197,306, as compared to total operating expenses of $418,860, consisting of compensation and benefits of $263,409 and other general and administrative expenses of $155,451 for the nine months ended September 30, 2018. These increases in operating costs resulted primarily from increases in general and administrative expenses related to the expansion of the Company’s business and shares issued to employees offset by a decrease in cash compensation taken by certain employees of the Company.

During the nine months ended September 30, 2019, the Company posted interest expense of $198,148, as compared to interest expense of $28,144 for the nine months ended September 30, 2018. This increase in interest expense is related to new financing arrangements.

During the nine months ended September 30, 2019, the Company posted net loss of $649,033 as compared to net loss of $447,004 for the nine months ended September 30, 2018. The increase in net loss resulted primarily from an increase in interest expense.

For the nine months ended September 30, 2019, the Company used cash in operating activities of $311,672. During such period, the Company also used no cash in investing activities and generated cash from financing activities of $305,164. In comparison, for the nine months ended September 30, 2018, the Company used cash in operating activities of $418,508, used no cash in investing activities and generated cash from financing activities of $424,795. Our cash used in operating activities is primarily the result of our operating expenses exceeding our revenues.

Liquidity and Capital Resources

The Company had a cash balance of $0 as of September 30, 2019, as compared to $6,508 as of December 31, 2018. The decrease in cash primarily reflects expenditures related to the Company’s operating expenses being offset by proceeds from the sale of common stock and issuances of new debt.

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

As reflected in the financial statements, the Company had an accumulated deficit of $4,510,259 as of September 30, 2019, a net loss of $649,033 and net cash used in operating activities of $311,672 for the period ended September 30, 2019. The Company has gone public which has enhanced the Company’s ability to raise capital. The Company is continually looking to sell its products to generate revenue and operating cash flow. Until this happens, there can be no assurances to that effect and it is therefore not considered a mitigating factor in determining the probability that the Company will meet its operations.

Through oral conveyance, management affirms that it is probable that it will meet its obligations through the sale of the Company’s wind turbines, advances from the Company’s Director and controlling shareholders, and through the sale of stock. However, since advances from the Company’s principal stockholders have not been received or agreed to in writing as of the issuance of these financial statements and sales of the Company’s wind turbines have not been fully executed, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued.

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

Debt Financings

Unsecured loan balances from the founder and major shareholder as of September 30, 2019 was $782,350 and as of December 31, 2018 was $776,850. Net loans by the Company during the nine months ended September 30, 2019 were $5,500. The loans are non-interest bearing and have no repayment terms.

On January 7, 2019, the Company borrowed $20,000 from a shareholder. Payment is due by July 14, 2019. The payment was subsequently extended until October 14, 2019. The loan payback including accrued interest is $30,000. In addition, this shareholder received 195,000 shares of common stock and this was recorded as interest expense. The loan is outstanding as of the filing date.

On January 23, 2019, the Company borrowed $25,000 from a shareholder. Payment is past due. The loan payback including accrued interest is $35,000. In addition, this shareholder received 50,000 shares of common stock valued at $10,000, and this was recorded as interest expense. Subsequent to year end, this shareholder received 25,000 shares valued at $5,000, to extend the payment terms.

On June 13, 2019 the Company borrowed $30,000 from a shareholder. The loan payback including interest is $39,000 plus late fees of $8,970. This loan was due August 13, 2019. The loan is outstanding as of the filing date.

Loans payable consists of the following loans from various financing companies. All loans are collateralized by business assets at September 30, 2019 and December 31, 2018 and are personally guaranteed by the majority shareholder.

On March 8, 2018 the Company obtained a $13,700 business use line of credit from a financing company. On February 12, 2019 an additional $2,900 was borrowed on this line of credit. The loan's interest rate is 44.27% and will be paid back on a monthly basis of approximately $837. The loan's final payment is due in March 2021. As of September 30, 2019, the outstanding balance on this loan is $10,979. The loan balance at December 31, 2018 was $11,266.

On September 14, 2018, the Company entered into a financing agreement resulting in proceeds of $56,400. The Company is required to repay $73,320. The loan is being paid back in daily installments of $333. The loan's interest rate is 62%. The final payment was due in August 2019. As of September 30, 2019, the loan was paid in full. The loan balance at December 31, 2018 was $42,263.

On September 28, 2018, the Company entered into a financing agreement resulting in proceeds of $49,999. On April 25, 2019 this loan was refinanced in the amount of $30,000. The Company is required to repay $47,850. The loan is being paid back in weekly installments of $2,991. Based on these minimum payments the amount is expected to be repaid in August 2019. Based on these terms the discount given on the purchase was $17,850, representing an imputed interest of approximately 310%. As of September 30, 2019, the loan was paid in full. The balance at December 31, 2018 was $35,208.

On October 29, 2018, the Company entered into a financing agreement resulting in proceeds of $15,000. In February 21, 2019 an additional $9,402 was borrowed to bring the outstanding balance to $15,000. The loan is being paid back in daily installments of $399. Based on these terms the discount given on the purchase was $6,945, representing an imputed interest of approximately 351%. This loan was paid off in 2019. The loan balance at December 31, 2018 was $8,747.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan's interest rate is 480%. The final payment is due in July 2019. As of September 30, 2019, this loan was paid in full.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $15,000. The Company is required to repay $22,350. The loan is being paid back in daily installments of $499. The loan's interest rate is 480%. The final payment is due in July 2019. As of September 30, 2019, this loan was paid in full.

On May 15, 2019 the Company entered into a financing agreement resulting in proceeds of $10,000. The Company is required to repay $15,200. The loan is being paid back in daily installments of $190. The loan's interest rate is 287%. The final payment is due in September of 2019. As of September 30, 2019, this loan was paid in full.

Equity Sales

During the nine months ended September 30, 2019, 2,541,000 shares of stock were issued in exchange for $317,500, 331,907 shares were issued to consultants for professional fees of $65,856 and 245,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expense for $49,000. In addition, 1,200,000 shares were issued to employees. For the employee shares issued, compensation expense of $120,000 was recorded.

During the nine months ended September 30, 2018, 1,792,333 shares of stock were issued in exchange for $265,300 and 45,000 shares were issued for professional fees of $6,000.

Subsequent to September 30, 2019, the Company sold 25,000 shares of stock for $5,000 and issued 2,500 shares to agents.

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

PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, 2,541,000 shares of stock were issued in exchange for $317,500, 331,907 shares were issued to consultants for professional fees of $65,856 and 245,000 shares were issued to debt holders that are also shareholders for loan proceeds and these amounts have been recorded as interest expenses. In addition, 1,200,000 shares were issued to employees. For the employee shares issued, compensation expense of $120,000 was recorded. These shares were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

Subsequent to September 30, 2019, the Company sold 52,500 shares of stock for $10,500 and issued 5,250 shares to agents. These shares were issued in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (filed as an Exhibit to Form S-1, filed on May 15, 2017)
3.2	Bylaws (filed as an Exhibit to Form S-1, filed on May 15, 2017)
10.1	Memorandum of Understanding with Ferchale Trading SAC (filed as an Exhibit to Form S-1, filed on May 15, 2017)
10.2	Employment Agreement with Paul Morrell (filed as an Exhibit to Form S-1, filed on August 14, 2017)
10.3	Business Loan Agreement (filed as an Exhibit to Form S-1, filed on August 14, 2017)
10.4	Letter of Intent received from Gr8 Seas Holdings, Inc. (filed as an Exhibit to Form 8-K, filed on February 13, 2019)
10.5	Sales and Purchase Agreement by and between Gr8 Seas Holdings, Inc. and SkyWolf Wind Turbines Corp. (filed as an Exhibit to Form 8-K, filed on July 26, 2019)
10.6	Lease Agreement by and between SkyWolf Wind Turbine Corp. and Neil Silvarole (filed as an Exhibit to Form 8-K, filed on September 17, 2019)
31.1*	Rule 15d-14(a) Certification by Principal Executive Officer
31.2*	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2019.

SKYWOLF WIND TURBINE CORP.

By:	/s/ Gerald Brock
Title: President (Principal Executive Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Financial Officer)

By:	/s/ Amy Brock
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2019.

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

Signature	Capacity	Date

/s/ Gerald Brock	Director	November 14, 2019